Form 10QSB
period 2004-09-30
SECURE AUTOMATED FILING ENTERPRISES
filed 2004-10-20
CIK 1223663

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-QSB

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2004

☐    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition Period From              to

Commission File Number 333-115549

SECURE AUTOMATED FILING ENTERPRISES INC.

(Exact name of registrant as specified in its charter)

Nevada	NA
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

347 Evergreen Way, Point Roberts, WA      98281

(Address of principal executive offices)                (Zip Code)

Registrant’s telephone number, including area code:    (866) 414-4144

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes ☒     No ☐

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PRECEDING FIVE YEARS

Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by court.

Yes ☐     No ☐

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the Issuer's classes of common equity, as of the latest practicable date: Common, $.00001 par value per share: 1,000,000 outstanding as of October 20, 2004.

Transitional Small Business Disclosure Format (check one): Yes ☐     No ☒

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

SECURE AUTOMATED FILING ENTERPRISES INC. (A Development Stage Enterprise) Interim Balance Sheets

September 30,	December 31,
2004	2003

(Unaudited - Prepared	(Audited)
by Management)
Assets
Current
Cash	$ 4,803	$ 3,491
Accounts receivable	841	660

Total Assets	$ 5,644	$ 4,151

Liabilities
Current
Accounts payable and accrued liabilities	$ 700	$ 3,600
Advances from related parties	6,000	749

Total Liabilities	6,700	4,349

Stockholder's Deficiency
Common stock, 50,000,000 shares authorized with $0.00001 par value;
Issued and outstanding at September 30, 2004 and December 31, 2003: 1,000,000 shares	10	10
Additional paid-in capital	991	991
Donated capital	49,600	35,200
Deficit accumulated during the development stage	(51,657)	(36,399)

Total Stockholder's Deficiency	(1,056)	(198)

Total Liabilities and Stockholder's Deficiency	$ 5,644	$ 4,151

See accompanying notes to the financial statements

SECURE AUTOMATED FILING ENTERPRISES INC. (A Development Stage Enterprise) Interim Statements of Operations (Unaudited - Prepared by Management)

				Period from	Cumulative
				Inception	from Inception
	Three Months	Three Months	Nine Months	on March 25	on March 25,
	Ended	Ended	Ended	2003 to	2003 to
	September 30,	September 30,	September 30,	September 30,	September 30,
	2004	2003	2004	2003	2004

Revenue	$ 1,527	$ 1,841	$ 3,841	$ 2,710	$ 7,741

Expenses

Audit	520	-	520	-	4,120
Bank Charges	24	23	130	38	194
Consulting fees	4,800	14,400	14,400	25,200	47,600
Legal and filing fees	625	-	3,846	945	4,826
Office expenses	60	-	203	-	389
Web site and software development	-	-	-	2,269	2,269

	6,029	14,423	19,099	28,452	59,398

Net loss for the period	$ (4,502)	$ (12,582)	$ (15,258)	$ (25,742)	$ (51,657)

Basic loss per share	$ (0.00)	$ (0.01)	$ (0.02)	$ (0.02)

Weighted average number of shares outstanding	1,000,000	2,000,001	1,000,000	1,567,568

See accompanying notes to the financial statements

SECURE AUTOMATED FILING ENTERPRISES INC. (A Development Stage Enterprise) Interim Statement of Stockholder's Deficiency (Unaudited - Prepared by Management)

From Inception (March 25, 2003) to September 30, 2004:

					Deficit
					Accumulated
			Additional		During the	Total
	Common Stock		Paid-in	Donated	Development	Stockholder's

	Shares	Amount	Capital	Capital	Stage	Equity(Deficiency)

Balance on March 25, 2003		$ -	$ -	$ -	$ -	$ -

Issue of common stock for cash at $0.001 per share	2,000,001	20	1,981	-	-	2,001

Repurchase of common stock for cash at $0.001 per share	(1,000,001)	(10)	(990)			(1,000)

Donated capital				35,200		35,200

Net loss for the period					(36,399)	(36,399)

Balance on December 31, 2003	1,000,000	10	991	35,200	(36,399)	(198)

Donated Capital				14,400		14,400

Net loss for the period					(15,258)	(15,258)

Balance on September 30, 2004	1,000,000	$ 10	$ 991	$ 49,600	$ (51,657)	$ (1,056)

See accompanying notes to the financial statements

SECURE AUTOMATED FILING ENTERPRISES INC. (A Development Stage Enterprise) Interim Statements of Cash Flows (Unaudited - Prepared by Management)

		Period from	Cumulative
		Inception	from Inception
	Nine Months	on March 25	on March 25,
	Ended	2003 to	2003 to
	September 30,	September 30,	September 30,
	2004	2003	2004

Operating Activities
Net loss for the period	$ (15,258)	$ (25,742)	$ (51,657)
Items not requiring cash outlay:
Consulting fees	14,400	25,200	47,600
Website design and software development	-	-	2,000

Cash provided by (used in) changes in operating assets and liabilities
Accounts receivable	(181)	927	(841)
Accounts payable and accrued Liabilities	(2,900)	-	700
Due to related parties	5,251	749	6,000

Net cash provided by operating activities	1,312	1,134	3,802

Financing Activities
Common shares issued for cash	-	2,001	1,001

Net cash provided by financing activities	-	2,001	1,001

Net increase in cash during the period	1,312	3,135	4,803
Cash position - Beginning of Period	3,491	-	-

Cash position - End of period	$ 4,803	$ 3,135	$ 4,803

See accompanying notes to the financial statements

SECURE AUTOMATED FILING ENTERPRISES INC. (A Development Stage Enterprise) Notes to the Interim Financial Statements (Unaudited - Prepared by Management)

For the Nine Months Ended September 30, 2004 and 2003

NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited interim financial statements of Secure Automated Filing Enterprises Inc. have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-QSB as prescribed by the United States of America Securities and Exchange Commission. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such instructions. These unaudited financial statements should be read in conjunction with the audited financial statements and notes thereto as at December 31, 2003.

In the opinion of the Company's management, all adjustments considered necessary for a fair presentation of these unaudited financial statements have been included and all such adjustments are of a normal recurring nature. Operating results for the nine month period ended September 30, 2004 are not necessarily indicative of the results that can be expected for the year ended December 31, 2004.

NOTE 2 - GOING CONCERN

In a development stage company, management devotes most of its activities towards developing a market for its products. Planned principal business activities have not yet commenced. To date, the Company has generated only nominal amounts of revenue and has not yet established a customer base. As at September 30, 2004, the Company has nominal cash resources and it is likely that the Company needs to offer for sale additional common stock to continue the development of its business. There can be no assurance that it will be successful in raising the funds necessary to maintain operations, or that a self-supporting level of operations will ever be achieved. These factors together raise substantial doubt about its ability to continue as a going concern. The financial statements do not include any adjustment to reflect the possible future effect on the recoverability and classification of the assets or the amounts and classification of liabilities that may result should the Company cease to continue as a going concern.

Item 2. Management's Discussion and Analysis or Plan of Operation.

Forward-Looking Statements

This Form 10-QSB includes certain statements that may be deemed to be "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. All statements in this Form 10-QSB, other than statements of historical facts, that address activities, events or developments that we expect, believe or anticipate will or may occur in the future, including operating costs, future capital expenditures (including the amount and nature thereof), and other such matters are forward-looking statements. Although we believe the expectations expressed in such forward-looking statements are based on reasonable assumptions within the bounds of our knowledge of our business, such statements are not guarantees of future performance and actual results or developments may differ materially from those in the forward-looking statements. Because our stock is a penny stock, each time we refer to the Litigation Reform Act, the safe harbor does not apply.

Factors that could cause actual results to differ materially from those in forward-looking statements include: the change of business focus; continued availability of capital and financing; general economic, market or business conditions; acquisition opportunities or lack of opportunities; changes in laws or regulations; risk factors listed from time to time in our reports filed with the Securities and Exchange Commission; and other factors.

The Company was incorporated under the laws of the State of Nevada, U.S.A., on March 25, 2003, and is based in Point Roberts, Washington. It is a development stage company with respect to its business of providing Edgar filing services, a mandated electronic filing format required for public access document submissions to the US Securities Exchange Commission.

Our future growth and success will be dependent on our ability to develop or acquire products and technology as the regulatory environment evolves. As such, we may require future software development that will require research and development. If we cannot succeed in developing software in response to changing regulatory environment then our prospects for growth are substantially undermined. Without additional capitalization our capacity to survive as a going concern, much less achieve growth, is doubtful.

As of September 30, 2004, we have generated revenue from only one primary source-that being the EDGARization services that we provide to our clients as fully described herein. Accordingly, no table showing percentage breakdown of revenue by business segment or product line is included.

Employees and Consultants

The Registrant has no employees. The company's CEO, Rory O'Byrne is retained as a consultants.

Office and Properties

The Company's corporate headquarters are located at 6100 Neil Road, Suite 500, Reno, Nevada 89511. Our principal offices are located 347 Evergreen Way Point Roberts, WA 98281. Pursuant to an oral agreement we are provided office space by Ron Hughes, a business associate of our President, paying $100 rent per month, on a month to month basis once this offering have been completed. There are currently no proposed programs for the renovation, improvement or development of the properties currently being utilized by the Company.

Results of Operations

During the nine months ended September 30, 2004, we incurred an operating loss of $15,258 compared to a loss of $25,742 for the period March 25, 2003 (date of inception) through September 30, 2003. The major components to expenses faced by the company in its day-to-day operations during the period include consulting expenses for preparing documents, communicating with clients, and developing the business plan and for legal fees associated with the preparation of our SB-2 filing, declared effective by the Securities and Exchange Commission on August 10, 2004. The Company has no long-term debt and a working capital deficit of $1,056 compared to a deficit of $198 at December 31, 2003. The Company may in the future invest in short-term investments from time to time but there can be no assurance that these investments will result in profit or loss.

We generate revenues from operations of $3,841 during the nine months ended September 30, 2004, comparable to $2,710 for the period March 25, 2003 (date of inception) through September 30, 2003.

Our total general and administrative expenses for the nine months ended September 30, 2004 were $19,099 compared to $28,452 for the period March 25, 2003 (date of inception) through September 30, 2003. The general and administrative costs for the nine months ended September 30, 2004 consisted of consulting fees of $14,400, legal and filing fees of $3,846, audit fees of $ 520, office expenses of $203, and bank charges of $130.

Liquidity and Capital Resources

During the nine months ended September 30, 2004 we did not have any financing or investing activities. For the comparable period last year the Company's financing activities consisted of the issuance of 2,000,000 common shares at a price of $0.001 per share, resulting in a change in the Company's outstanding shares issued from 0 to 2,000,000.

At September 30, 2004 our current assets totaled $5,644 compared to $4,151 at the beginning of the fiscal year. Our current assets consisted of $4,803 in cash and $841 in accounts receivable as at September 30, 2004. Our current liabilities at September 30, 2004 were $6,700, of which $6,000 was due to the company's president as a result of a short term loan for working capital. Cash on hand is currently our only source of liquidity. We do not have any lending arrangements in place with banking or financial institutions and we do not anticipate that we will be able to secure these funding arrangements in the near future.

We believe our existing cash balances are sufficient to maintain our corporate operations for the next twelve months with our current operations. To the extent that we require additional funds to support our operations or the expansion of our business, we may sell additional equity or issue debt. Any sale of additional equity securities will result in dilution to our stockholders. There can be no assurance that additional financing, if required, will be available to our company or on acceptable terms.

Recent accounting pronouncements

There have been no recent accounting pronouncement since the filing of the Company's FORM SB-2, filed on August 9, 2004.

Item 3. Controls and Procedures.

(a) Evaluation of Disclosure Controls and Procedures: Disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported, within the time period specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in the reports filed under the Exchange Act is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. As of the end of the period covered by this report, the Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based upon and as of the date of that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective to ensure that information required to be disclosed in the reports the Company files and submits under the Exchange Act is recorded, processed, summarized and reported as and when required.

(b) Changes in Internal Control over Financial Reporting: There were no changes in the Company's internal control over financial reporting identified in connection with the Company evaluation of these controls as of the end of the period covered by this report that could have significantly affected those controls subsequent to the date of the evaluation referred to in the previous paragraph, including any correction action with regard to significant deficiencies and material weakness.

There were no significant changes in the Company's internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation, including any significant deficiencies or material weaknesses of internal controls that would require corrective action.

PART II -OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 2. Changes in Securities and Use of Proceeds

As of the date of this filing the company has not received proceeds pursuant to the SB-2 declared effective August 10th, 2004.

Item 3. Defaults Upon Senior Securities

None

Item 4. Submissions of Matters to a Vote of Security Holders

None

Item 5. Other Information

None

Item 6. Exhibits and Reports on Form 8-K

(a) Exhibits

Exhibit No. Exhibit Description Page No

None

(b) Reports on Form 8-K filed during the quarter.

None

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 20 day of October, 2004.

SECURE AUTOMATED FILING ENTERPRISES INC. (Registrant)
BY:	/s/Rory O'Byrne Rory O'Byrne, Principal Executive Officer and Principal Financial Officer