Form 10KSB
period 2004-12-31
SECURE AUTOMATED FILING ENTERPRISES
filed 2005-04-15
CIK 1223663

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-KSB

[X]	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2004
[ ]	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
For the transition period from _________ to ________
Commission file number 333-115549

Secure Automated Filing Enterprises Inc.
(Name of small business issuer in its charter)
Nevada	76-0730088
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
375 Water Street, Suite 610, Vancouver, BC Canada	V6B 5C6
(Address of principal executive offices)	(Zip Code)
Issuer’s telephone number 604-691-6518
Securities registered under Section 12(b) of the Exchange Act:
Title of each class	Name of each exchange on which registered
None	Not Applicable
Securities registered under Section 12(g) of the Exchange Act:
Common Stock, par value $0.00001
(Title of class)

Check whether the Issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB [ ]

State issuer’s revenue for its most recent fiscal year. $5,164

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the average bid and asked price of such common equity, as of a specified date within the past 60 days. $15,840,000 as of March 15, 2005

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date. 24,000,000 Common Shares as of March 15, 2005.

Transitional Small Business Disclosure Format (Check One): Yes: __; No X

Tabel of Contents

Tabel of Contents

 PART I

Item 1:    Description of Business

Business Development

We were incorporated as a Nevada corporation on March 25, 2003 under the name Secure Automated Filing Enterprises Inc. Since our incorporation, we provided electronic filing services to companies that are required to electronically file disclosure information with the Securities and Exchange Commission "SEC."

Business of the Issuer

Companies that are required to file disclosure information with the SEC must do so electronically under the Electronic Data Gathering Analysis and Retrieval system "EDGAR." EDGAR enables registered companies to file their disclosure documents with the SEC in electronic format. In order to file through EDGAR, participants must first format their disclosure documentation into either ACSII or HTML format. The software that we utilized to provide formatting and filing services is not unique in comparison to competitors' products. Filings submitted on EDGAR are available to the public on the SEC web site as well as other information providers.

Since our incorporation, the focus of our operations has been to act as a full-service EDGARizing firm that files EDGAR reports on behalf of EDGAR participants, with an initial emphasis on foreign companies domiciled in Canada. Our specific services included:

•	Filing for EDGAR access codes by Form ID;

•	Conversion of documents to EDGAR acceptable formats (ASCII or HTML);

•
Filing forms that must be filed in XML, also described as eXtensible Markup Language, a particular text format for the interchange of structured data. These forms include Form 3, Form 4, and Form 5; and

•	Electronic filing of the document through the EDGAR filing web site.

We executed a trademark licensing agreement with the SEC to use the EDGAR name.

Competition

The market for filing services and products is relatively new, changing and competitive and more companies are entering the market for, and expending increasing resources to develop filing services. Almost all other businesses in this industry have longer operating histories, greater name recognition, more technical personnel, and significantly greater financial resources. Additionally, new competitors with potentially unique or more desirable products or services may enter the market.

The filing services industry is highly fragmented, with hundreds of independent agents providing a full range of filing services. Industry specific data is difficult to obtain and uncertain, however presently, filing agents process over 60% of all Edgar filings. There are three dominant companies, Bowne & Company, Merrill Corporation, and RR Donnelley, and a few large regional agents that participate in the market.

Tabel of Contents

Revenues for the industry follow a recurring periodic activity, with some seasonality linked to significant filing deadlines imposed by law on public reporting companies and mutual funds.  Additionally, other smaller companies, including professional service providers like accountants and law firms, also vie for market share. These companies can serve anywhere from a dozen to several hundred clients. Many companies also file disclosure documentation in-house without resorting to the use of an EDGAR filing agent.

Subsequent Events

Subsequent to the reporting period, we received notice from all of our customers terminating our contracts with them. Also on February 7, 2004, we received the resignation of one of our directors, Mr. Brock Harris.

On March 3, 2005, our President, Chief Executive Officer, and director, Rory O’Byrne, completed a private transaction and sold all of his shares to Daniel Hunter. As a result of this transaction, Mr. Hunter acquired 34% of our issued and outstanding shares. Mr. Hunter was appointed as our Chief Executive Officer, Chief Financial Officer, and director. Mr. O’Byrne submitted his resignation following the appointment of Mr. Hunter.

Due to the termination of all of our service contracts, the limited amount of business that we are currently generating, and the resignations of prior management, our current management is evaluating the viability of our business plan. This evaluation also includes identifying and evaluating other businesses and opportunities for acquisition that are consistent with the expertise of our current management. On March 15, 2005, we entered into an agreement with a consultant to evaluate mining exploration and development activities in China. At the present time, our management has not made any determination with respect to the viability of our current business plan or other potential opportunities.

Trademarks and Intellectual Property

We entered into a non-exclusive, non-assignable, royalty free trademark agreement with the Securities and Exchange Commission to use the EDGAR name. This agreement allows for cost free use of the EDGAR trademark pursuant to the terms and conditions set forth in the agreement. Specifically, when using the EDGAR name in promotional or marketing materials, we must first present the materials to the Associate General Counsel for Litigation and Administrative Practice of the SEC for approval, but may use the material if the Associate General Counsel or his or her designee has not objected in writing within twenty days. The agreement has a five-year term, which may be renewed upon mutual consent of the parties.

We provided our clients formatting and filing services through software that was designed and developed by Alex Meyer, of RooStar of Denmark, a paid consultant. The software is not unique in comparison to competitors' products and we do not have any agreements with the consultant preventing him from selling it, nor have we filed any patents, copyrights or any other intellectual property protection.

Presently, we do not have any intention of filing or securing any intellectual property protection.
Although we believe that our operations do not infringe on any copyright or any other proprietary rights of third parties, there can be no assurance that those parties will not assert that our business procedures infringe their proprietary rights. We have no assurance that third parties will not obtain, or do not have, patents covering features of our operations, in which event we or our customers might be required to

Tabel of Contents

obtain licenses to use such features. If a patent holder refuses to grant a license on reasonable terms or at all, we may be required to alter certain products or stop marketing them.

Government Regulation

Other than the requirement that we secure a trademark license from the SEC for use of the name or phrase EDGAR in our materials, we are not aware of any existing or probable governmental regulation that will have a material impact on our company.

We are not subject to any compliance with environmental laws.

Research and Development

Our business currently does not rely on the continued research and development of our software. However, in order to compete effectively and expand our business certain software development is required to meet evolving SEC standards.

We incurred research and development expenditures for the fiscal years ended December 31, 2003 and 2004 in the amount of $2,269 and $23 respectively.

Employees

Other than our sole officer, we have no employees. We do retain consultants to assist in our operations on an as-needed basis.

Item 2:    Description of Property

Our principal offices are now located at 375 Water Street, Suite 610, Vancouver, BC, Canada V6B 5C6. We do not own or lease any real estate property. The real estate we occupy is provided at no cost by our President.

Item 3:    Legal Proceedings

We are not a party to any pending legal proceeding. We are not aware of any pending legal proceeding to which any of our officers, directors, or any beneficial holders of 5% or more of our voting securities are adverse to us or have a material interest adverse to us.

Our agent for service of process in Nevada is Cane Clark LLP, 3273 E. Warm Springs, Rd., Las Vegas, Nevada 89120.

Item 4:    Submission of Matters to a Vote of Security Holders

No matters have been submitted to our security holders for a vote, through the solicitation of proxies or otherwise, during the fourth quarter of the fiscal year ended December 31, 2004.

Tabel of Contents

PART II

Item 5:    Market for Common Equity and Related Stockholder Matters

Market Information

Our common stock is currently quoted on the OTC Bulletin Board, which is sponsored by the National Association of Securities Dealers (“NASD”). The OTC Bulletin Board is a network of security dealers who buy and sell stock. The dealers are connected by a computer network that provides information on current "bids" and "asks", as well as volume information. Our shares are quoted on the OTC Bulletin Board under the symbol “SAFT”

The following table sets forth the range of high and low bid quotations for our Common Stock for each of the periods indicated as reported by the NASD OTCBB. These quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

Fiscal Year Ending December 31, 2004
Quarter Ended	High $	Low $
March 31, 2004	N/A	N/A
June 30, 2004	N/A	N/A
September 30, 2004	N/A	N/A
December 31, 2004	N/A	N/A

Fiscal Year Ending December 31, 2005
Quarter Ended	High $	Low $
March 31, 2005	12.00	0.50

Penny Stock

The Securities Exchange Commission has adopted rules that regulate broker-dealer practices in connection with transactions in penny stocks. Penny stocks are generally equity securities with a price of less than $5.00, other than securities registered on certain national securities exchanges or quoted on the Nasdaq system, provided that current price and volume information with respect to transactions in such securities is provided by the exchange or system. The penny stock rules require a broker-dealer, prior to a transaction in a penny stock not otherwise exempt from those rules, deliver a standardized risk disclosure document prepared by the Commission, which: (a) contains a description of the nature and level of risk in the market for penny stocks in both public offerings and secondary trading; (b) contains a description of the broker's or dealer's duties to the customer and of the rights and remedies available to the customer with respect to a violation to such duties or other requirements of Securities' laws; (c) contains a brief, clear, narrative description of a dealer market, including bid and ask prices for penny stocks and significance of the spread between the bid and ask price; (d) contains a toll-free telephone number for inquiries on disciplinary actions; (e) defines significant terms in the disclosure document or in the conduct of trading in penny stocks; and (f) contains such other information and is in such form as the Commission shall require by rule or regulation. The broker-dealer also must provide, prior to effecting any transaction in a penny stock, the customer: (a) with bid and offer quotations for the penny stock; (b) the compensation of the broker-dealer and its salesperson in the transaction; (c) the number of shares to which such bid and ask prices apply, or other comparable information relating to the depth and liquidity of the market for such stock; and (d) monthly account statements showing the market value of each penny stock held in the customer's account. In addition, the penny stock rules require that prior to a transaction in a penny stock not otherwise exempt from those rules; the broker-dealer must make a special written determination that the penny stock is a suitable investment for the purchaser and receive

Tabel of Contents

the purchaser's written acknowledgment of the receipt of a risk disclosure statement, a written agreement to transactions involving penny stocks, and a signed and dated copy of a written suitably statement.

These disclosure requirements may have the effect of reducing the trading activity in the secondary market for our stock if it becomes subject to these penny stock rules. Therefore, because our common stock is subject to the penny stock rules, stockholders may have difficulty selling our securities.

Holders of Our Common Stock

As of March 31, 2005, there were 12 stockholders of record.

Dividends

There are no restrictions in our articles of incorporation or bylaws that restrict us from declaring dividends. The Nevada Revised Statutes, however, do prohibit us from declaring dividends where, after giving effect to the distribution of the dividend:

1.	We would not be able to pay our debts as they become due in the usual course of business; or

2.
Our total assets would be less than the sum of our total liabilities, plus the amount that would be needed to satisfy the rights of shareholders who have preferential rights superior to those receiving the distribution.

Securities Authorized for Issuance Under Equity Compensation Plans

We currently do not have any equity compensation plans in place.

Recent Sales of Unregistered Securities; Use of Proceeds from Registered Securities

We filed a registration statement on Form SB-2 (File No. 333-115549) to register a maximum of 2,000,000 shares. This registration statement was declared effective by the Securities and Exchange Commission on August 10, 2004. We sold all of the shares registered and received gross proceeds of $100,000. We issued 2,000,000 shares of common stock under our registration statement. On February 23, 2005, our board of directors approved an eight-for-one forward split of all of our outstanding shares of common stock for shareholders of record on March 7, 2005. Each stockholder of record at the close of business on the Record Date was issued seven additional shares of our common stock for each one share held on the Record Date. As a result, there are currently 16,000,000 shares of common stock issued and outstanding to subscribers in our registered offering.

The information set forth below relates to our issuances of securities without registration under the Securities Act of 1933 during the past three years.

On May 5, 2003, we issued 1,000,000 restricted shares of common stock each to our founding officer and director, Arne Raabe, and our former officer and director, Rory O'Byrne. These securities were issued pursuant to an exemption under Section 4(2) of the Securities Act of 1933. We received total proceeds of $2,000 from the issuance of these securities. They are sophisticated investors, were officers and directors at the time of purchase, and were in possession of all material information relating to the company. Further, no commissions were paid to anyone in connection with the sale of the shares and general solicitation was not made to anyone. We issued the stock certificates and affixed the appropriate legends to the restricted stock.

Tabel of Contents

Item 6:    Management’s Discussion and Analysis

Forward-Looking Statements

Historical results and trends should not be taken as indicative of future operations. Management’s statements contained in this report that are not historical facts are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities and Exchange Act of 1934, as amended. Actual results may differ materially from those included in the forward-looking statements. The Company intends such forward-looking statements to be covered by the safe-harbor provisions for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995, and is including this statement for purposes of complying with those safe-harbor provisions. Forward-looking statements, which are based on certain assumptions and describe future plans, strategies and expectations of the Company, are generally identifiable by use of the words “believe,” “expect,” “intend,” “anticipate,” “estimate,” “project,” “prospects,” or similar expressions. The Company’s ability to predict results or the actual effect of future plans or strategies is inherently uncertain. Factors which could have a material adverse affect on the operations and future prospects of the Company on a consolidated basis include, but are not limited to: changes in economic conditions, legislative/regulatory changes, availability of capital, interest rates, competition, and generally accepted accounting principles. These risks and uncertainties should be considered in evaluating forward-looking statements and undue reliance should not be placed on such statements. Further information concerning the Company and its business, including additional factors that could materially affect the Company’s financial results, is included herein and in the Company’s other filings with the Securities and Exchange Commission.

Results of Operations

For the year ended December 31, 2004, we generated total revenue of $5,164, compared to revenue in the amount of $3,900 for the year ended December 31, 2003. We have generated revenue solely from our EDGARization services that we provided to clients. We were incorporated under the laws of the State of Nevada on March 25, 2003. Our increase in revenue is primarily attributable to having maintained operations in 2004 for the full fiscal year as opposed to having operations for only a portion of fiscal 2003.

We incurred operating expenses in the amount of $28,258 for the year ended December 31, 2004. Our expenses for the year ended December 31, 2004 consisted primarily of auditing expenses in the amount of $4,120, consulting fees of $19,200, and legal and filing fees in the amount of $4,906. We incurred expenses in the amount of $40,299 for the year ended December 31, 2003. Our expenses for the year ended December 31, 2003 consisted primarily of auditing expenses in the amount of $3,600, consulting fees of $33,200, and website and software development costs in the amount of $2,269. The decrease in expenses from fiscal 2003 to fiscal 2004 is primarily attributable to a decrease in the payment of consulting fees. We incurred more consulting expenses in fiscal 2003 because we were trying to develop our business plan and commence operations.

Our net loss for the year ended December 31, 2004 was $23,094, compared to a net loss of $36,399 in the prior year.

Assets

As of December 31, 2004, we had total assets of $105,595. As of December 31, 2004, our assets consisted of cash in the amount of $104,685 and accounts receivable in the amount of $910.

Tabel of Contents

Liabilities and Stockholders Deficit

Our total liabilities as of December 31, 2004 were $9,687. Our liabilities consisted of accounts payable and accrued liabilities in the amount of $3,687 and advances from a related party in the amount of $6,000. The advances from a related party are due to a former officer and director. This advance is non-interest bearing, unsecured and due on demand.

Our total stockholders’ equity as of December 31, 2004 was $95,908, compared to a stockholders’ deficiency of $198 as of December 31, 2003.

Liquidity and Capital Resources

As of December 31, 2004, we had current assets of $105,595. Our current assets consisted primarily of cash in the amount of $104,685. Our total current liabilities as of December 31, 2004 were $9,687. As a result, on December 31, 2004, we had working capital of $95,908. During the fourth quarter of the reporting period, we received $100,000 in gross proceeds from the sale of shares of common stock registered in our public offering.

We believe our existing cash balances are sufficient to maintain our corporate operations for the next twelve months with our current operations. To the extent that we require additional funds to support our current operations or the acquisition of any business or opportunity, we may sell additional equity or issue debt. Any sale of additional equity securities will result in dilution to our stockholders. There can be no assurance that additional financing, if required, will be available to our company or on acceptable terms.

Going Concern

In a development stage company, management devotes most of its activities towards developing a market for its products. To date, we have generated only nominal amounts of revenue and have only a small customer base. As at December 31, 2004, we had limited cash resources and it is likely that we need to offer for sale additional common stock to continue the development of our business. There can be no assurance that we will be successful in raising the funds necessary to maintain operations, or that a self-supporting level of operations will ever be achieved. These factors together raise substantial doubt about our ability to continue as a going concern. The financial statements do not include any adjustment to reflect the possible future effect on the recoverability and classification of the assets or the amounts and classification of liabilities that may result should we cease to continue as a going concern.

Off Balance Sheet Arrangements

As of December 31, 2004, there were no off balance sheet arrangements.

Tabel of Contents

Item 7:    Financial Statements

Index to Financial Statements:

Audited Financial Statements:

                 F-1  Independent Auditor’s Report

                 F-2  Balance Sheets - As of December 31, 2004 and December 31, 2003

                 F-3  Statements of Operations - Years Ended December 31, 2004, and 2003

                 F-4  Statement of Stockholders’ Equity (Deficiency) - Years Ended December 31, 2004, and 2003

                 F-5  Statements of Cash Flows - Years Ended December 31, 2004, and 2003

 F-6       Notes to Financial Statements

Tabel of Contents

SECURE AUTOMATED FILING ENTERPRISES INC.
(A Development Stage Company)

FINANCIAL STATEMENTS

DECEMBER 31, 2004 AND 2003

Tabel of Contents

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders of
Secure Automated Filing Enterprises Inc.
(A Development State Company)

We have audited the balance sheets of Secure Automated Filing Enterprises Inc. (“the Company”) as at December 31, 2004 and 2003 and the related statements of operations, stockholders’ equity and cash flows for the periods then ended and for the period cumulative from inception on March 25, 2003 to December 31, 2004. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform an audit to obtain reasonable assurance whether the financial statements are free of material misstatement. An audit includes consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, these financial statements present fairly, in all material respects, the financial position of the Company as at December 31, 2004 and 2003 and the results of its operations and it’s cash flows for the periods then ended and for the period cumulative from inception on March 25, 2003 to December 31, 2004 in conformity with generally accepted accounting principles in the United States of America.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company’s business is in the development stage and only nominal revenues have been generated to date. At December 31, 2004 the Company has limited cash resources and requires new financing, either through issuing shares or debt, to continue the development of its business. These factors together raise substantial doubt about its ability to continue as a going concern. Management’s plans in regards to these matters are also discussed in Note 1. The financial statements do not include any adjustment that might result from the outcome of this uncertainty.

Vancouver, Canada
March 18, 2005                                                                                                                                                                                      Chartered Accountants

Tabel of Contents
SECURE AUTOMATED FILING ENTERPRISES INC.
SECURE AUTOMATED FILING ENTERPRISES INC.
(A Development Stage Company)

BALANCE SHEETS

	December 31,	December 31,
As at	2004	2003
	$	$
ASSETS

CURRENT

Cash	104,685	3,491
Accounts receivable	910	660

TOTAL ASSETS	105,595	4,151

LIABILITIES

CURRENT

Accounts payable and accrued liabilities	3,687	3,600
Advances from a related party (Note 3)	6,000	749

TOTAL LIABILITIES	9,687	4,349

STOCKHOLDERS' EQUITY (DEFICIENCY)

COMMON STOCK (Note 4)
Authorized: 50,000,000 shares, $0.00001 par value
Issued and outstanding: 24,000,000 shares (December 31, 2003: 8,000,000 shares)	240	80

ADDITIONAL PAID-IN CAPITAL	100,761	921

DONATED CAPITAL (Note 5)	54,400	35,200

DEFICIT ACCUMULATED DURING THE DEVELOPMENT STAGE	(59,493)	(36,399)

TOTAL STOCKHOLDERS’ EQUITY (DEFICIENCY)	95,908	(198)

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIENCY)	105,595	4,151

NOTE 1 - INCORPORATION, NATURE AND CONTINUANCE OF OPERATIONS

See accompanying Notes to the Financial Statements

Tabel of Contents

SECURE AUTOMATED FILING ENTERPRISES INC.
(A Development Stage Company)

STATEMENTS OF OPERATIONS

			Cumulative from
			Inception of
			Development
			Stage on
	Year ended	Year ended	March 25, 2003 through
	December 31,	December 31,	December 31,
	2004	2003	2004
	$	$	$

REVENUE	5,164	3,900	9,064

GENERAL AND ADMINISTRATIVE EXPENSES

Audit	4,120	3,600	7,720
Bank charges	228	64	292
Consulting fees (Note 5)	19,200	33,200	52,400
Foreign exchange (gain) loss	(459)	-	(459)
Legal and filing fees	4,906	980	5,886
Office and administration	240	186	426
Web site and software development (Note 5)	23	2,269	2,292

	28,258	40,299	68,557

NET LOSS FOR THE PERIOD	(23,094)	(36,399)	(59,493)

BASIC LOSS PER SHARE	(0.003)	(0.003)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUSTANDING	8,482,192	11,886,531

See accompanying Notes to the Financial Statements

Tabel of Contents

SECURE AUTOMATED FILING ENTERPRISES INC.
(A Development Stage Company)

STATEMENT OF STOCKHOLDERS’ EQUITY (DEFICIENCY)

From Inception of the Development Stage (March 25, 2003) to December 31, 2004:

	Common Shares	Stock Amount	Additional Paid-in Capital	Donated Capital (Note 5)	Deficit Accumulated During the Development Stage	Total Stockholders’ Equity (Deficiency)
		$	$	$	$	$

Issue of common stock for cash at $0.000125 per share on March 25, 2003	8	-	1	-	-	1
Issue of common stock for cash at $0.000125 per share on May 5, 2003	16,000,000	160	1,840	-	-	2,000
Repurchase of common stock for cash at $0.000125 per share on October 31, 2003	(8,000,008)	(80)	(920)	-	-	(1,000)
Donated Capital	-	-	-	35,200	-	35,200
Net loss for the period	-	-	-	-	(36,399)	(36,399)
Balance, December 31, 2003	8,000,000	80	921	35,200	(36,399)	(198)
Issue of common stock for cash at $0.00625 per share on December 20, 2004	16,000,000	160	99,840	-	-	100,000
Donated Capital	-	-	-	19,200	-	19,200
Net loss for the year	-	-	-	-	(23,094)	(23,094)
Balance, December 31, 2004	24,000,000	240	100,761	54,400	(59,493)	95,908

See accompanying Notes to the Financial Statements

Tabel of Contents

SECURE AUTOMATED FILING ENTERPRISES INC.
(A Development Stage Company)

STATEMENTS OF CASH FLOWS

			Cumulative
			from
			Inception of
			Development
			Stage on
	Year	Year	March 25, 2003
	ended	ended	through
	December 31,	December 31,	December 31,
	2004	2003	2004
	$	$	$

OPERATING ACTIVITIES:
Loss from operations	(23,094)	(36,399)	(59,493)
Items not requiring cash outlay:
- Consulting fees	19,200	33,200	52,400
- Website design and software development	-	2,000	2,000
Cash provided by (used in) changes in operating
assets and liabilities:
- Accounts receivable	(250)	(660)	(910)
- Accounts payable and accrued liabilities	87	3,600	3.687
- Advances from a related party	5,251	749	6,000

Net cash provided by operating activities	1,194	2,490	3,684

FINANCING ACTIVITIES:
Issuance of common stock	100,000	1,001	101,001

Net cash provided by financing activities	100,000	1,001	101,001

INCREASE IN CASH	101,194	3,491	104,685

CASH AT BEGINNING OF PERIOD	3,491	-	-

CASH AT END OF PERIOD	104,685	3,491	104,685

SUPPLEMENTAL CASH FLOWS INFORMATION
Interest expense	-	-	-
Taxes	-	-	-

See accompanying Notes to the Financial Statements

Tabel of Contents

SECURE AUTOMATED FILING ENTERPRISES INC.
(A Development Stage Company)

NOTES TO THE FINANCIAL STATEMENTS
DECEMBER 31, 2004 AND 2003

NOTE 1 - INCORPORATION, NATURE AND CONTINUANCE OF OPERATIONS

The Company was incorporated under the laws of the State of Nevada, U.S.A., on March 25, 2003, and is based in Point Roberts, Washington. It is a development stage company with respect to its business of providing Edgar filing services, a mandated electronic filing format required for public access document submissions to the U.S. Securities Exchange Commission.

In a development stage company, management devotes most of its activities towards developing a market for its products. To date, the Company has generated only nominal amounts of revenue and has only a small customer base. As at December 31, 2004, the Company has limited cash resources and it is likely that the Company requires new financing, either through issuing shares or debt, to continue the development of its business.  Management intends to continue relying upon the issuance of securities to finance the development of its business.  There can be no assurance that it will be successful in raising the funds necessary to maintain operations, or that a self-supporting level of operations will ever be achieved. These factors together raise substantial doubt about its ability to continue as a going concern. The financial statements do not include any adjustment to reflect the possible future effect on the recoverability and classification of the assets or the amounts and classification of liabilities that may result should the Company cease to continue as a going concern.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Cash and Cash Equivalents

The Company considers all highly liquid instruments with a maturity of three months or less at the time of issuance to be cash equivalents. As at December 31, 2004, the Company has cash and cash equivalents in the amount of $US 53,866 which are over the federally insured limit (December 31, 2003 - $US nil).

Revenue Recognition

The company recognizes revenue when the following criteria have been met:
(i) The Company has obtained a contract or a written request from the customer;
(ii) the Company has rendered the service and filed the disclosure statement(s) with the U.S. Securities and Exchange Commission;
(iii) the Company is reasonably assured that the service fee is collectible.

Website and Software Development Costs

The Company considers website and software development activities to be inherent to its continuing business and charges associated costs to operations in the period in which they are incurred.

Tabel of Contents

SECURE AUTOMATED FILING ENTERPRISES INC.
(A Development Stage Company)

NOTES TO THE FINANCIAL STATEMENTS
DECEMBER 31, 2004 AND 2003

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Comprehensive Income

In accordance with SFAS 130, “Reporting Comprehensive Income” (“SFAS 130"), comprehensive income consists of net income and other gains and losses affecting stockholder’s equity that are excluded from net income, such as unrealized gains and losses on investments available for sale, foreign currency translation gains and losses when the Company has a functional currency other than U.S. dollars, and minimum pension liability. For the period ended December 31, 2004 the Company’s financial statements include none of the additional elements that affect comprehensive income. Accordingly, net income and comprehensive income are identical.

Stock-Based Compensation

The Company accounts for stock options and similar equity instruments issued in accordance with SFAS No. 123 "Accounting for Stock-Based Compensation" and SFAS No. 148 “Accounting for Stock-Based Compensation - Transition and Disclosure”, an amendment to SFAS No. 123. Accordingly, compensation costs attributable to stock options or similar equity instruments granted to employees are measured at the fair value at the grant date, and expensed over the expected vesting period with a corresponding increase to additional paid-in capital. Transactions in which goods or services are received from non-employees in exchange for the issuance of equity instruments are accounted for based on the fair value of the consideration received or the fair value of the equity instruments issued, whichever is more reliably measurable. As at December 31, 2004 the Company has not issued any stock options or similar equity instruments.

Foreign Currency Translations

The Company’s functional currency is U.S. dollars. Accordingly, foreign currency balances are translated into US dollars as follows:

Monetary assets and liabilities are translated at the year-end exchange rate.

Non-monetary assets are translated at the rate of exchange in effect at their acquisition, unless such assets are carried at market or nominal value, in which case they are translated at the year-end exchange rate.

Revenue and expense items are translated at the average exchange rate for the year.

Foreign exchange gains and losses in the year are included in operations.

Basic Net Income (Loss) per Share

Basic net income (loss) per share is computed by dividing net income (loss) available to common stockholders by the weighted average number of common shares outstanding during the period. Diluted net income (loss) per share on the potential exercise of the equity-based financial instruments is not presented where anti-dilutive.

Tabel of Contents

SECURE AUTOMATED FILING ENTERPRISES INC.
(A Development Stage Company)

NOTES TO THE FINANCIAL STATEMENTS
DECEMBER 31, 2004 AND 2003

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Income taxes

The Company accounts for income taxes under an asset and liability approach that requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been recognized in the Company’s financial statements or tax returns. In estimating future tax consequences, all expected future events other than enactment of changes in the tax laws or rates are considered.

Due to the uncertainty regarding the Company’s profitability, the future tax benefits of its losses have been fully reserved for and no net tax benefit has been recorded in the financial statements.

Use of Estimates

The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amount of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amount of revenues and expenses during the period. Actual results may differ from those estimates.

Financial Instruments

The Company’s financial instruments consist of cash, accounts receivable, accounts payable and accrued liabilities and advances from a related party. The carrying value of these financial instruments approximates their fair value based on their liquidity or their short-term nature.

The Company is not exposed to significant interest, credit or currency risk arising from these financial instruments.

NOTE 3 - ADVANCES FROM A RELATED PARTY

The advances from a related party are due to a former Officer and Director of the Company, and are non-interest bearing, unsecured and due on demand.

NOTE 4 - COMMON STOCK

Effective March 7, 2005, the Company completed an eight shares for one share stock split. The Company’s share transactions disclosed in these financial statements have been restated retroactively to reflect the above stock split.

During the year ended December 31, 2004, the Company completed its initial public offering and issued 16,000,000 common stock at a price of $0.00625 per share for total proceeds of $100,000.

There are no shares subject to warrants, agreements or options as at December 31, 2004.

Tabel of Contents

SECURE AUTOMATED FILING ENTERPRISES INC.
(A Development Stage Company)

NOTES TO THE FINANCIAL STATEMENTS
DECEMBER 31, 2004 AND 2003

NOTE 5 - DONATED CAPITAL

During the 2004 fiscal period, $19,200 of consulting services were donated to the Company by a former Officer and Director of the Company, and accounted for as donated capital (2003 - $35,200 by two former Officers and Directors).

The donated consulting services were recorded at amounts agreed upon between the Company and the related parties.

NOTE 6 - INCOME TAXES

The potential benefit of net operating loss carry forwards has not been recognized in the financial statements since the Company cannot be assured that it is more likely than not that such benefit will be utilized in future years. The components of the net deferred tax asset, the statutory tax rate, the effective rate and the elected amount of the valuation allowance are as follows:

			Cumulative
			from
			Inception
	Year	Year	(March 25,
	Ended	Ended	2003) to
	December 31,	December 31,	December 31,
	2004	2003	2004

Statutory and effective tax rate	15%	15%	15%
		$ $	$
Income taxes recovered at the
statutory and effective tax rate	3,500	5,500	9,000

Less permanent timing differences:
Donated services	(2,900)	(5,000)	(7,900)

Benefit of tax losses not recognized in the year	(600)	(500)	(1,100)

Income tax recovery (expense) recognized in year	-	-	-

Tabel of Contents

SECURE AUTOMATED FILING ENTERPRISES INC.
(A Development Stage Company)

NOTES TO THE FINANCIAL STATEMENTS
DECEMBER 31, 2004 AND 2003

NOTE 6 - INCOME TAXES (Continued)

The approximate tax effects of each type of temporary difference that gives rise to future tax assets are as follows:

	December 31,	December 31,
	2004	2003
	$	$
Net operating loss carry forwards (expiring 2023 - 2024)	1,100	500

Less: valuation allowance	(1,100)	(500)

Net deferred tax assets	-	-

NOTE 7 - NON-CASH ACTIVITIES

The Company received donated services from Officers and Directors during the fiscal years 2004 and 2003, as disclosed in Note 5.

NOTE 8 - SUBSEQUENT EVENTS

(i)
Effective March 7, 2005, the Company completed an eight shares for one share common stock split. The Company’s common share transactions disclosed in these financial statements have been restated retroactively to reflect the above stock split.

(ii)
Effective March 15, 2005, the Company’s controlling owners changed and new officers and a new board of directors were appointed. The Company is intending to change its operational focus to the exploration and development of mineral resources in China.

(iii)
Effective March 15, 2005, the Company entered into an agreement with an unrelated party to contract consulting services on mining exploration and development in China. The consideration for the consulting services is $10,000 per month for an initial term of 5 months for total consideration of $50,000.

NOTE 9 - RECLASSIFICATIONS

Certain prior year amounts have been reclassified to conform with the current year presentation.

Tabel of Contents

Item 8:    Changes In and Disagreements with Accountants on Accounting and Financial Disclosure

There have been no changes in or disagreements with our accountants since our formation required to be disclosed pursuant to Item 304 of Regulation S-B.

Item 8A:    Controls and Procedures

We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of December 31, 2004. This evaluation was carried out under the supervision and with the participation of our former Chief Executive Officer and Chief Financial Officer, Mr. Rory O’Byrne. Based upon that evaluation, our Director, Chief Executive and Chief Financial Officer, concluded that our disclosure controls and procedures are effective. There have been no significant changes in our internal controls or in other factors, which could significantly affect internal controls subsequent to the date we carried out our evaluation.

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act are recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed under the Exchange Act are accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

Limitations on the Effectiveness of Internal Controls

Our management does not expect that our disclosure controls and procedures or our internal control over financial reporting necessarily prevent all fraud and material error. An internal control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the internal control. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Over time, control may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate.

Item 8B:    Other information

None.

Tabel of Contents

PART III

Item 9:    Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act

The following information sets forth the names of our directors and executive officers, their ages and their present positions with the Company as of March 15, 2005. The directors serve for a term of one year or until the next annual meeting of the shareholders. Each officer serves at the discretion of the Board of Directors.

Name	Age	Office(s) Held
Daniel Hunter	46	Chief Executive Officer, Chief Financial Officer, and Director

Set forth below is a brief description of the background and business experience of our current executive officer and director.

Daniel W. Hunter

Mr. Hunter was appointed as our Chief Executive Officer, Chief Financial Officer, and a member of our board of directors in March 2005. Since 1998, Mr. Hunter has been a director and CEO of Encore Clean Energy, Inc (OTCBB: ECLN). Encore is actively developing various devices in the renewable clean energy field. Mr. Hunter has been actively involved in all operations of Encore on a full time basis including investor relations, sourcing and evaluating technologies, liaison with inventors and all aspects of audit, finance and regulatory matters. In 1998, Mr. Hunter co-founded and became a director of Ignite Communications, Inc. a wholly owned subsidiary of Encore. Ignite is a full service advertising and e-direct agency based in Canada. Mr. Hunter's main responsibilities have been overseeing the financial and regulatory aspects as well as e-direct activities of Ignite.

Set forth below is a brief description of the background and business experience of our former executive officers and directors.

Name	Age	Office(s) Previously Held	Period of Service
Rory O’Byrne	42	President, Secretary, Chief Executive Officer and Director	March 2003 - March 2005
Brock Harris	27	Director	March 2003 - February 2005

Rory O'Byrne

Mr. O'Byrne graduated from Marin Academy in San Rafael, California and went on to obtain his Bachelor of Arts Degree in Political History at the University of Victoria in British Columbia, Canada. Thereafter, he graduated with Honors in Law, specializing in Intellectual Property and International Trade and Finance at University College in the United Kingdom. From January 1996 to November 1999 he was as a Director for Vista Financial, a consulting firm specializing in corporate finance and legal issues. His duties included financial and legal consulting to companies in the startup and development phases of their operations. From November 1999 he has been Director and Officer of Hampton Financial Partners Inc. Hampton Financial Partners is a financial advisory firm that specializes in the oil and gas industry. In November 2000, Mr. O'Byrne formed Global Internet Communications Inc., a company

Tabel of Contents

engaged in the sale and marketing of a licensed video streaming technology to the pharmaceutical industry. In December of 2003 management concluded that new executive leadership was warranted and on February 16 2004, Mr. O'Byrne appointment new management and tendered his resignation and agreed to cancel his shares in the company. On March 8, 2004, he consented to act as the interim President and Chief Executive Officer of Gondwana Energy Ltd. Gondwana Energy is a U.S. based oil and gas company with limited operations.

Brock Harris

In 1997, while studying at University of Southern California (USC), Mr. Harris created and wrote, under studio supervision, a science-fiction interactive script "The Ark", optioned by Paramount Studios (Paramount Digital Entertainment) for feature development with Viacom. During 1998, working as an assistant director he conceived, arranged, taught, and conducted a singing ensemble in California. Assisted in implementation of a fund-raised budget for a public school arts program. He also produced national award-winning album "Road to Nowhere". From 1999 through 2000 he worked as Executive Assistant to a manager at Beyond Talent Management, a talent management firm, where his duties included reviewing contracts and establishing goals and timetables for clients' careers. During this time he also worked as Executive Assistant to a writer/director and owner of DME Productions. For the last two and a half years he has worked as a real estate agent, first at Realty Association in Los Angeles, California. For the last 18 months he has sold real estate as the owner of his own brokerage, Brock Real Estate, also located in Los Angeles.

Family Relationships

There are no family relationships between or among the directors, executive officers or persons nominated or chosen by us to become directors or executive officers.

Involvement in Certain Legal Proceedings

To the best of our knowledge, during the past five years, none of the following occurred with respect to a present or former director or executive officer: (1) any bankruptcy petition filed by or against any business of which such person was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time; (2) any conviction in a criminal proceeding or being subject to a pending criminal proceeding (excluding traffic violations and other minor offenses); (3) being subject to any order, judgment or decree, not subsequently reversed, suspended or vacated, of any court of any competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his involvement in any type of business, securities or banking activities; and (4) being found by a court of competent jurisdiction (in a civil action), the SEC or the Commodities Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended or vacated.

Term of Office

Our Directors are appointed for a one-year term to hold office until the next annual general meeting of our shareholders, until they resign or until removed from office in accordance with our bylaws. Our officers are appointed by our board of directors and hold office until removed by the board.

Significant Employees

We do not have any significant employees other than our sole officer.

Tabel of Contents

Audit Committee

The entire board of directors is acting as our audit committee. We do not have a separately-designated standing audit committee.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934 requires the Company’s directors and executive officers and persons who beneficially owns more than ten percent of a registered class of the Company’s equity securities to file with the SEC initial reports of ownership and reports of change in ownership of common stock and other equity securities of the Company. Officers, directors and greater than ten percent shareholders are required by SEC regulations to furnish the Company with copies of all Section 16(a) forms they file. To our knowledge, the following persons have failed to file, on a timely basis, the identified reports required by Section 16(a) of the Exchange Act during fiscal year ended December 31, 2004:

Name and principal position	Number of late reports	Transactions not timely reported	Known failures to file a required form
Rory O'Byrne Former CEO, CFO, and Director	1	1	0
Brock Harris Former Director	0	0	0

Code of Ethics

We have adopted a Code of Ethics for Financial Executives, which include our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions, as required by sections 406 and 407 of the Sarbanes-Oxley Act of 2002. A copy of the code of ethics is attached to this annual report as an exhibit.

Tabel of Contents

Item 10:    Executive Compensation

The following table sets forth the compensation paid to the Chief Executive Officer and other Executive Officers and key persons in total annual salary and bonus, for all services rendered in all capacities to the company, for the fiscal years ended December 31 2004 and 2003:

Summary Compensation Table

Long Term Compensation
Annual Compensation			Awards		Payout
Name & Principal Position	Year	Salary ($)	Bonus ($)	Other Annual Compensation ($)	Restricted Stock Award ($)	Securities Underlying Options/SAR (#)	LTIP Payouts ($)	All Other Compensation ($)
Rory O'Byrne Former President, CEO, CFO	2003 2004	Nil Nil	- -	- -	- -	- -	- -	- -
Brock Harris, Former Director	2003 2004	Nil Nil	- -	- -	- -	- -	- -	- -

Stock Options/SAR Grants

There were no grants of stock options or stock appreciation rights made during the fiscal year ended December 31, 2004 to our executive officers and directors. There were a total of 0 stock options outstanding as at December 31, 2004.

Long-Term Incentive Plans

There are no arrangements or plans in which we provide pension, retirement or similar benefits for directors or executive officers, except that our directors and executive officers may receive stock options at the discretion of our board of directors. We do not have any material bonus or profit sharing plans pursuant to which cash or non-cash compensation is or may be paid to our directors or executive officers, except that stock options may be granted at the discretion of our board of directors.

We have no plans or arrangements in respect of remuneration received or that may be received by our executive officers to compensate such officers in the event of termination of employment (as a result of resignation, retirement, change of control) or a change of responsibilities following a change of control, where the value of such compensation exceeds $60,000 per executive officer.

Tabel of Contents

Item 11:    Security Ownership of Certain Beneficial Owners and Management and related Stockholder Matters

The following table sets forth information regarding the beneficial ownership of our shares of common stock at March 15, 2005 by (i) each person known by us to be the beneficial owner of more than 5% of our outstanding shares of common stock, (ii) each of our directors, (iii) our executive officers, and (iv) by all directors and executive officers as a group. Each person named in the table, has sole voting and investment power with respect to all shares shown as beneficially owned by such person.

Title of class	Name and address of beneficial owner	Amount of beneficial ownership	Percent of class
Common	Daniel Hunter 375 Water Street, Suite #610 Vancouver, B.C. Canada V6B 5C6	8,160,000	34.0%
Total of all directors and executive officers		8,160,000	34.0%
Common	The Elco Bank & Trust Co. Loyalist Plaza Don Mackay Blvd. Marsh Harbour, Abaco Bahamas	2,254,160	9.4%
Common	Free-market Fund Ltd. 3630 Park Central Blvd. N Pompano Beach, FL 33064	2,077,840	8.7%

As used in this table, "beneficial ownership" means the sole or shared power to vote, or to direct the voting of, a security, or the sole or shared investment power with respect to a security (i.e., the power to dispose of, or to direct the disposition of, a security). In addition, for purposes of this table, a person is deemed, as of any date, to have "beneficial ownership" of any security that such person has the right to acquire within 60 days after such date.

On February 23, 2005, our sole director approved an eight-for-one forward split of all our outstanding shares of common stock. The stock split was effected by way of a stock dividend for our stockholders of record as of the close of business on March 7, 2005 (the "Record Date"). Each stockholder of record at the close of business on the Record Date was issued seven additional shares of our common stock for each one share held on the Record Date. Following this stock dividend and as of March 15, 2005, there were 24,000,000 shares issued and outstanding.

Item 12:    Certain Relationships and Related Transactions

None of our directors or executive officers, nor any proposed nominee for election as a director, nor any person who beneficially owns, directly or indirectly, shares carrying more than 5% of the voting rights attached to all of our outstanding shares, nor any members of the immediate family (including spouse, parents, children, siblings, and in-laws) of any of the foregoing persons has any material interest, direct or indirect, in any transaction during the last two years or in any presently proposed transaction which, in either case, has or will materially affect us.

Tabel of Contents

Item 13:    Exhibits

Exhibit Number	Description
3.1	Articles of Incorporation [1]
3.2	By-laws [1]
14.1	Code of Ethics
31.1	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Securities Exchange Act Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
99.1	Trademark License Agreement with SEC [1]

1 Incorporated by reference to the Registration Statement on Form SB-2 filed on May 17, 2004.

Item 14:    Principal Accountant Fees and Services

Audit Fees

The aggregate fees billed by our auditors for professional services rendered in connection with a review of the financial statements included in our quarterly reports on Form 10-QSB and the audit of our annual consolidated financial statements for the fiscal years ended December 31, 2003 and 2004 were $3,600 and approximately $4,120 respectively.

Audit-Related Fees

Our auditors did not bill any additional fees for assurance and related services that are reasonably related to the performance of the audit or review of our financial statements.

Tax Fees

The aggregate fees billed by our auditors for professional services for tax compliance, tax advice, and tax planning were $0 and $0 for the fiscal years ended December 31, 2004 and 2003.

All Other Fees

The aggregate fees billed by our auditors for all other non-audit services, such as attending meetings and other miscellaneous financial consulting, for the fiscal year ended December 31, 2004 was $0.

Tabel of Contents

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Secure Automated Filing Enterprises Inc.

By:       /s/ Daniel Hunter
             Daniel Hunter
             President, Chief Executive Officer & Director

Date:    April 13, 2005

Tabel of Contents