Form 10QSB
period 2005-03-31
COLUMBIA GOLDFIELDS LTD
filed 2005-05-16
CIK 1223663

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-QSB

[X]	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended: March 31, 2005

[ ]	Transition Report pursuant to 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period ______________ to ____________

Commission File Number: 000-51013

Colombia Goldfields Ltd.
(Exact name of small business issuer as specified in its charter)

Nevada	76-0730088
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

375 Water Street, Suite 610, Vancouver, BC Canada
(Address of principal executive offices)

604-691-6518
(Issuer’s telephone number)
Secure Automated Filing Enterprises Inc.
(Former name, former address and former fiscal year, if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days [X] Yes [ ] No

State the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 24,000,000 common shares as of May 11, 2005.

Transitional Small Business Disclosure Format (check one): Yes [ ] No [X]

PART I - FINANCIAL INFORMATION

Item 1.      Financial Statements

Our unaudited consolidated financial statements included in this Form 10-QSB are as follows:

(a)	Balance Sheet as of March 31, 2005.
(b)	Statements of Operations for the three month periods ended March 31, 2005 and 2004;
(c)	Statement of Stockholders’ Equity (Deficiency) from inception on March 25, 2003 to March 31, 2005;
(d)	Statements of Cash Flow for the three month periods ended March 31, 2005 and 2004;
(e)	Notes to Consolidated Financial Statements.

These unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the SEC instructions to Form 10-QSB. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the interim period ended March 31, 2005 are not necessarily indicative of the results that can be expected for the full year.

SECURE AUTOMATED FILING ENTERPRISES INC.
(A Development Stage Company)

BALANCE SHEETS

	March 31,	December 31,
As at	2005	2004
	$	$
ASSETS

CURRENT

Cash	28,914	104,685
Prepaid expense	40,000	-
Accounts receivable	-	910

TOTAL ASSETS	68,914	105,595

LIABILITIES

CURRENT

Accounts payable and accrued liabilities	4,430	3,687
Advances from a related party (Note 3)	6,000	6,000

TOTAL LIABILITIES	10,430	9,687

STOCKHOLDERS’ EQUITY (DEFICIENCY)

COMMON STOCK (Note 4)
Authorized: 50,000,000 shares, $0.00001 par value
Issued and outstanding: 24,000,000 shares (December 31, 2004: 24,000,000 shares)	240	240

ADDITIONAL PAID-IN CAPITAL	100,761	100,761

DONATED CAPITAL (Note 5)	54,400	54,400

DEFICIT ACCUMULATED DURING THE DEVELOPMENT STAGE	(96,917)	(59,493)

TOTAL STOCKHOLDERS’ EQUITY (DEFICIENCY)	58,484	95,908

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIENCY)	68,914	105,595

See accompanying Notes to the Financial Statements

SECURE AUTOMATED FILING ENTERPRISES INC.
(A Development Stage Company)

STATEMENTS OF OPERATIONS

			Cumulative from
			Inception of
			Development
			Stage on
	Three months	Three months	March 25, 2003 through
	ended March 31,	ended March 31,	March 31,
	2005	2004	2005
	$	$	$

REVENUE	763	1,273	9,827

GENERAL AND ADMINISTRATIVE EXPENSES

Audit			7,720
Bank charges	186	24	478
Consulting fees	15,700	4,800	68,100
Foreign exchange (gain) loss		-	(459)
Legal and filing fees	7,301	3,124	13,187
Office and administration	-	60	426
Web site and software development	15,000	-	17,292

	38,187	8,808	106744

NET LOSS FOR THE PERIOD	(37,424)	(6,735)	(96,917)

BASIC LOSS PER SHARE	(0.002)	(0.004)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUSTANDING	24,000,000	1,000,000

See accompanying Notes to the Financial Statements

SECURE AUTOMATED FILING ENTERPRISES INC.
(A Development Stage Company)

STATEMENT OF STOCKHOLDERS’ EQUITY (DEFICIENCY)

From Inception of the Development Stage (March 25, 2003) to March 31, 2005:
	Common Shares	Stock Amount	Additional Paid-in Capital	Donated Capital (Note 5)	Deficit Accumulated During the Development Stage	Total Stockholders’ Equity (Deficiency)
		$	$	$	$	$

Issue of common stock for cash at $0.000125 per share on March 25, 2003	8	-	1	-	-	1
Issue of common stock for cash at $0.000125 per share on May 5, 2003	16,000,000	160	1,840	-	-	2,000
Repurchase of common stock for cash at $0.000125 per share on October 31, 2003	(8,000,008)	(80)	(920)	-	-	(1,000)
Donated Capital	-	-	-	35,200	-	35,200
Net loss for the period	-	-	-	-	(36,399)	(36,399)
Balance, December 31, 2003	8,000,000	80	921	35,200	(36,399)	(198)
Issue of common stock for cash at $0.00625 per share on December 20, 2004	16,000,000	160	99,840	-	-	100,000
Donated Capital	-	-	-	19,200	-	19,200
Net loss for the year	-	-	-	-	(23,094)	(23,094)
Balance, December 31, 2004	24,000,000	240	100,761	54,400	(59,493)	95,908
Net loss for the period	-	-	-	-	(37,424)	(37,424)
Balance, March 31, 2005	24,000,000	240	100,761	54,400	(96,917)	(58,484)

See accompanying Notes to the Financial Statements

SECURE AUTOMATED FILING ENTERPRISES INC.
(A Development Stage Company)

STATEMENTS OF CASH FLOWS

			Cumulative
			from
			Inception of
			Development
			Stage on
	Three months	Three months	March 25, 2003
	ended	ended	through
	March 31,	March 31,	March 31,
	2005	2004	2005
	$	$	$

OPERATING ACTIVITIES:
Loss from operations	(37,424)	(6,735)	(96,917)
Items not requiring cash outlay:
- Consulting fees	-	4,800	52,400
- Website design and software development	-	-	2,000
Cash provided by (used in) changes in operating
assets and liabilities:
- Prepaid expenses	(40,000)	-	(40,000)
- Accounts receivable	910	448	-
- Accounts payable and accrued liabilities	743	3,059	4,430
- Advances from a related party	-	(749)	6,000

Net cash provided by operating activities	(75,771)	823	(72,087)

FINANCING ACTIVITIES:
Issuance of common stock	-	-	101,001

Net cash provided by financing activities	-	-	101,001

INCREASE IN CASH	(75,771)	823	28,914

CASH AT BEGINNING OF PERIOD	104,685	3,491	-

CASH AT END OF PERIOD	28,914	4,314	28,914

SUPPLEMENTAL CASH FLOWS INFORMATION
Interest expense	-	-	-
Taxes	-	-	-

See accompanying Notes to the Financial Statements

SECURE AUTOMATED FILING ENTERPRISES INC.
(A Development Stage Company)

NOTES TO THE FINANCIAL STATEMENTS
MARCH 31, 2005

NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited interim financial statements of Secure Automated Filing Enterprises Inc. have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Form SB-2 as prescribed by the Securities and Exchange Commission. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such instructions. These unaudited financial statements should be read in conjunction with the audited financial statements and notes thereto as at December 31, 2004.

In the opinion of the Company’s management, all adjustments considered necessary for a fair presentation of these unaudited financial statements have been included and all such adjustments are of a normal recurring nature. Operating results for the three month period ended March 31, 2005 are not necessarily indicative of the results that can be expected for the year ended December 31, 2005.

NOTE 2 - GOING CONCERN

In a development stage company, management devotes most of its activities towards developing a market for its products. Planned principal business activities have not yet commenced. To date, the Company has generated only nominal amounts of revenue and has not yet established a customer base. As of March 31, 2005, the Company has nominal cash resources and it is likely that the Company needs to offer for sale additional common stock to continue the development of its business. There can be no assurance that it will be successful in raising the funds necessary to maintain operations, or that a self-supporting level of operations will ever be achieved. These factors together raise substantial doubt about its ability to continue as a going concern. The financial statements do not include any adjustment to reflect the possible future effect on the recoverability and classification of the assets or the amounts and classification of liabilities that may result should the Company cease to continue as a going concern.

Item 2.     Management’s Discussion and Analysis

Forward-Looking Statements

Historical results and trends should not be taken as indicative of future operations. Management’s statements contained in this report that are not historical facts are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities and Exchange Act of 1934 (the “Exchange Act”), as amended. Actual results may differ materially from those included in the forward-looking statements. The Company intends such forward-looking statements to be covered by the safe-harbor provisions for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995, and is including this statement for purposes of complying with those safe-harbor provisions. Forward-looking statements, which are based on certain assumptions and describe future plans, strategies and expectations of the Company, are generally identifiable by use of the words “believe,” “expect,” “intend,” “anticipate,” “estimate,” “project,” “prospects,” or similar expressions. The Company’s ability to predict results or the actual effect of future plans or strategies is inherently uncertain. Factors which could have a material adverse affect on the operations and future prospects of the Company on a consolidated basis include, but are not limited to: changes in economic conditions, legislative/regulatory changes, availability of capital, interest rates, competition, and generally accepted accounting principles. These risks and uncertainties should be considered in evaluating forward-looking statements and undue reliance should not be placed on such statements. Further information concerning the Company and its business, including additional factors that could materially affect the Company’s financial results, is included herein and in the Company’s other filings with the SEC.

Management’s Discussion and Analysis

We were incorporated in the state of Nevada on March 25, 2003 under the name Secure Automated Filing Enterprises Inc. Since our incorporation, our business was focused on servicing corporations that are required by the federal securities laws to publicly file various reports with the Securities and Exchange Commission (‘SEC”). These corporations must submit all required reports to the SEC electronically under a system called Electronic Data Gathering Analysis and Retrieval or “EDGAR.” In order to file any report with the SEC electronically through EDGAR, filers must first format their disclosure documentation into either ASCII or HTML format. Reports submitted on EDGAR are available to the public on the SEC web site as well as through other information providers. We primarily provided a service that formatted filers’ disclosure documentation into either ASCII or HTML format and then submitted the reports electronically to the SEC on behalf of the filer.

On March 3, 2005, our President, Chief Executive Officer, and director at the time, Rory O’Byrne, completed a private transaction and sold all of his shares to Daniel Hunter. As a result of this transaction, Mr. Hunter acquired 34% of our issued and outstanding shares. Mr. Hunter was appointed as our Chief Executive Officer, Chief Financial Officer, and director. Mr. O’Byrne submitted his resignation following the appointment of Mr. Hunter.

Also during the reporting period, we received notice from all of our customers that they were terminating our contracts with them. Due to the termination of all of our service contracts, our failure to generate any additional business and the resignations of prior management, our current management is evaluating the viability of our business plan. This evaluation includes identifying and evaluating other businesses and opportunities for acquisition that are consistent with the expertise of our current management. Our management decided to reorganize our operations and is currently seeking other potential opportunities for acquisition. On March 15, 2005, we entered into an agreement with a consultant to evaluate mining exploration and development activities in China. At the present time, we or any consultant acting on our behalf has not successfully identified any other business or opportunity for acquisition.

Results of Operations

For the three month period ended March 31, 2005, we earned revenues of $763. This was down from the period ended March 31, 2004 during which time we earned $1,273. Our revenue during the three months ended March 31, 2005 was generated solely from our providing EDGAR filing services to our clients. The decrease is revenue is attributable to our inability to successfully establish and grow a customer base.

We incurred operating costs and expenses during the three month period ended March 31, 2005 in the amount of $38,187, as compared to $8,808 for the same three month period in the prior year. The increase in our operating expenses for the three month period ended March 31, 2005 when compared to the same reporting period in the prior year was attributable to expenditures for consulting fees and web site development costs. We incurred web site development costs during the reporting period in the amount of $15,000 and expended $15,700 in consulting fees. On March 15, 2005, we retained a consultant to evaluate mining exploration and development activities in China for $10,000 per month over a five month period.

Assets

As of March 31, 2005, we had total assets of $68,914. Our assets on March 31, 2004 consisted of prepaid expenses in the amount of $40,000 and cash of $28,914.

Liquidity and Capital Resources

As of March 31, 2005, we had current assets of $68,914 and current liabilities of $10,430. As a result, we had working capital of $58,484.

Following our discontinuance of providing EDGAR filing services, we believe our existing cash balance is sufficient to maintain our operations for the next twelve months. We will require additional funds to complete the acquisition of any business or opportunity. As a result, we intend to sell additional equity in a private equity offering. Any sale of additional equity securities will result in dilution to our stockholders. There can be no assurance that additional financing, if required, will be available to our company or on acceptable terms. If we are unable to obtain additional financing, our ability to acquire any business or opportunity will be impaired.

Going Concern

To date, we have generated only nominal amounts of revenue and have not yet established profitable operations. As of March 31, 2005, we had nominal cash resources and it is likely that we need to offer for sale additional common stock to continue the development of our business. There can be no assurance that we will be successful in raising the funds necessary to maintain operations, or that a self-supporting level of operations will ever be achieved. For these reasons, our auditors have concluded that there is substantial doubt about our ability to continue as a going concern. The financial statements do not include any adjustment to reflect the possible future effect on the recoverability and classification of the assets or the amounts and classification of liabilities that may result should we cease to continue as a going concern.

Revenue Recognition

We recognized revenue when we obtained a contract or written request from the customer; rendered services and filed the disclosure statements with the U.S. Securities and Exchange Commission and when we were reasonably assured that the service fee would be collectible.

Item 3.     Controls and Procedures

We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of March 31, 2005. This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, Daniel Hunter. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2005, our disclosure controls and procedures are effective. There have been no significant changes in our internal controls over financial reporting during the quarter ended March 31, 2005 that have materially affected or are reasonably likely to materially affect such controls.

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act are recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

Limitations on the Effectiveness of Internal Controls

Our management does not expect that our disclosure controls and procedures or our internal control over financial reporting will necessarily prevent all fraud and material error. An internal control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the internal control. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Over time, control may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate.

PART II - OTHER INFORMATION

Item 1.     Legal Proceedings

We are not a party to any pending legal proceeding. We are not aware of any pending legal proceeding to which any of our officers, directors, or any beneficial holders of 5% or more of our voting securities are adverse to us or have a material interest adverse to us.

Item 2.     Unregistered Sales of Equity Securities and Use of Proceeds

We did not sell any of our issuances of securities without registration under the Securities Act of 1933 during the reporting period.

Item 3.     Defaults upon Senior Securities

None.

Item 4.     Submission of Matters to a Vote of Security Holders

Subsequent to the reporting period on May 13, 2005, we held our annual meeting of our security holders. The meeting was called for the purpose of electing a director, approving a name change to Moneta Mining Ltd., and to transact any other items of business that may properly come before the meeting. The total number of shares of common stock outstanding at the record date, March 15, 2005, was 24,000,000 shares. The number of votes represented at this meeting was 18,148,000 shares, or 75.6% of shares eligible to vote.

Daniel Hunter was elected as director and the results were as follows:

Votes Cast For	Votes Cast Against	Abstentions
18,148,000	0	0

The proposal to change our name to Moneta Mining Ltd. was not approved by the security holder and the results were as follows:

Votes Cast For	Votes Cast Against	Abstentions
0	18,148,000	0

A proposal to change our name to Colombia Goldfields Ltd. was properly brought before the meeting and our security holders approved this item. The results were as follows:

Votes Cast For	Votes Cast Against	Abstentions
18,148,000	0	0

The following the approval of a change in our name, a Certificate of Amendment to the articles of incorporation was filed with the Nevada Secretary of State on May 13, 2005 to change our name to Colombia Goldfields Ltd. No other matters were acted upon by our security holders at our annual meeting.

Item 5.     Other Information

None.

Item 6.      Exhibits

Exhibit Number	Description of Exhibit
31.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

In accordance with the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Colombia Goldfields Ltd.

Date:	May 16, 2005

By: /s/ Daniel Hunter Daniel Hunter Title: President and Chief Executive Officer