Form 10QSB
period 2005-06-30
COLOMBIA GOLDFIELDS LTD
filed 2005-08-15
CIK 1223663

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-QSB

[X]	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended: June 30, 2005

[ ]	Transition Report pursuant to 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period __________ to __________

Commission File Number: 000-51013
Colombia Goldfields, Ltd.
(Exact name of small business issuer as specified in its charter)

Nevada	76-0730088
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

375 Water Street, Suite 610,Vancouver, British Columbia, Canada, V6C 1C8
(Address of principal executive offices)

604-691-6518
(Issuer’s telephone number)
_______________________________________________________________
(Former name, former address and former fiscal year, if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days [X] Yes [ ] No

State the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 24,000,000 common shares as of June 30, 2005

Transitional Small Business Disclosure Format (check one): Yes [   ] No [X]

PART I - FINANCIAL INFORMATION

Item 1.      Financial Statements

Our unaudited financial statements included in this Form 10-QSB are as follows:

(a)	Balance Sheet as of June 30, 2005.
(b)	Statements of Operations for the three and six month periods ended June 30, 2005 and 2004;
(c)	Statement of Stockholder’s Deficiency from Inception, March 25, 2003, to June 30, 2005;
(d)	Statements of Cash Flow for the six month periods ended June 30, 2005 and 2004;
(e)	Notes to Consolidated Financial Statements.

These unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the SEC instructions to Form 10-QSB. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the interim period ended June 30, 2005 are not necessarily indicative of the results that can be expected for the full year.

COLOMBIA GOLDFIELDS LTD. (FORMERLY SECURE AUTOMATED FILING ENTERPRISES INC.) (A Development Stage Enterprise) Balance Sheets

	June 30,	December 31,
As at	2005	2004
	(Unaudited)	(Audited)
	$	$

Assets
Current
Cash	3,730	104,685
Prepaid expense	10,000	-
Accounts receivable	-	910

	13,730	105,595

Office Equipment (Note 3)	1,713	-

Total Assets	15,443	105,595

Liabilities
Current
Accounts payable and accrued liabilities	33,045	3,687
Due to related parties	11,250	6,000

Total Liabilities	44,295	9,687

Stockholders’ Deficiency
Common Stock Authorized: 50,000,000 shares , $0.00001 par value
Issued and outstanding: 24,000,000 shares
(December 31, 2004: 24,000,000 shares)	240	240

Additional Paid-In Capital	100,761	100,761

Donated Capital	54,400	54,400

Deficit Accumulated during the Development Stage	(184,253)	(59,493)

Total Stockholders’ Deficiency	(28,852)	95,908

Total Liabilities and Stockholders’ Deficiency	15,443	105,595

See accompanying Notes to the Financial Statements

COLOMBIA GOLDFIELDS LTD. (FORMERLY SECURE AUTOMATED FILING ENTERPRISES INC.) (A Development Stage Enterprise) Statements of Operations (Unaudited)

					Cumulative
					from Inception
	Three Months	Three Months	Six onths	Six Months	on March 25,
	Ended	Ended	Ended	Ended	2003 to
June 30,		June 30,	June 30,	June 30,	June 30,
	2005	2004	2005	2004	2005
	$	$	$	$	$

Revenue	-	1,041	763	2,314	9,827

General and Administrative Expenses

Audit	2,122	-	2,122	-	9,842
Bank charges	280	82	466	106	758
Consulting fees	46,525	4,800	62,225	9,600	114,625
Corporate communications	500	-	500	-	500
Depreciation	67	-	67	-	67
Foreign exchange (gain) loss	-	-	-	-	(459)
Legal and filing fees	9,177	97	16,478	3,281	22,364
Office expenses	3,750	60	3,750	60 1	4,176
Travel	23,915	-	23,915	-	23,915
Web site and software development	1,000	23	16,000	23	18,292

	87,336	5,062	125,523	13,070	194,080

Net Loss for the Period	(87,336)	(4,021)	(124,760)	(10,756)	(184,253)

Basic Loss per Share	(0.0036)	(0.0005)	(0.0052)	(0.0013)

Weighted Average Number of Shares Outstanding	24,000,000	8,000,000	24,000,000	8,000,000

See accompanying Notes to the Financial Statements

COLOMBIA GOLDFIELDS LTD. (FORMERLY SECURE AUTOMATED FILING ENTERPRISES INC.) (A Development Stage Enterprise) Statement of Stockholders’ Deficiency (Unaudited)

From Inception of the Development Stage (March 25, 2003) to June 30, 2005:
	Common Shares	Stock Amount	Additional Paid-in Capital	Donated Capital	Deficit Accumulated During the Development Stage	Total Stockholders’ Equity (Deficiency)
		$	$	$	$	$

Issue of common stock for cash at $0.000125 per share on March 25, 2003	8	-	1	-	-	1
Issue of common stock for cash at $0.000125 per share on May 5, 2003	16,000,000	160	1,840	-	-	2,000
Repurchase of common stock for cash at $0.000125 per share on October 31, 2003	(8,000,008)	(80)	(920)	-	-	(1,000)
Donated Capital	-	-	-	35,200	-	35,200
Net loss for the period	-	-	-	-	(36,399)	(36,399)
Balance, December 31, 2003	8,000,000	80	921	35,200	(36,399)	(198)
Issue of common stock for cash at $0.00625 per share on December 20, 2004	16,000,000	160	99,840	-	-	100,000
Donated Capital	-	-	-	19,200	-	19,200
Net loss for the year	-	-	-	-	(23,094)	(23,094)
Balance, December 31, 2004	24,000,000	240	100,761	54,400	(59,493)	95,908
Net loss for the period	-	-	-	-	(124,760)	(124,760)
Balance, June 30, 2005	24,000,000	240	100,761	54,400	(184,253)	(28,852)

See Accompanying Notes to the Financial Statements

COLOMBIA GOLDFIELDS LTD. (FORMERLY SECURE AUTOMATED FILING ENTERPRISES INC.) (A Development Stage Enterprise) Statements of Cash Flows (Unaudited)

			Cumulative
			from Inception
	Six Months	Six Months	on March 25,
	Ended	Ended	2003 to
	June 30,	June 30,	June 30,
	2005	2004	2005
	$	$	$
Operating Activities
Net loss for the period	(124,760)	(10,756)	(184,253)
Items not requiring cash outlay:
Consulting fees	-	9,600	52,400
Depreciation	67	-	67
Website design and software development	-	-	2,000

Cash provided by (used in) changes
In operating assets and liabilities
- Prepaid expense	(10,000)	-	(10,000)
- Accounts receivable	910	301	-
- Accounts payable and accrued Liabilities	29,358	(3,118)	33,045
- Due to related parties	5,250	5,250	11,250

Net cash used in by operating activities	(99,175)	1,277	(95,491)

Investing Activities
Purchase of office equipment	(1,780)	-	(1,780)

Net cash used in financing activities	(1,780)	-	(1,780)

Financing Activities
Common shares issued for cash	-	-	101,001

Net cash provided by financing activities	-	-	101,001

Net increase in cash during the period	100,955	1,277	3,730

Cash Position, Beginning of Period	104,685	3,491	-

Cash Position, End of Period	3,730	4,768	3,730

See Accompanying Notes to the Financial Statements

COLOMBIA GOLDFIELDS LTD. (FORMERLY SECURE AUTOMATED FILING ENTERPRISES INC.) (A Development Stage Enterprise) Notes to the Financial Statements (Unaudited)

June 30, 2005

NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited interim financial statements of COLOMBIA GOLDFIELDS LTD. (formerly Secure Automated Filing Enterprises, Inc.) have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-QSB as prescribed by the United States of America Securities and Exchange Commission. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with United States of America generally accepted accounting principles have been condensed or omitted pursuant to such instructions. These unaudited financial statements should be read in conjunction with the audited financial statements and notes thereto as at December 31, 2004.

In the opinion of the Company's management, all adjustments considered necessary for a fair presentation of these unaudited financial statements have been included and all such adjustments are of a normal recurring nature. Operating results for the six month period ended June 30, 2005 are not necessarily indicative of the results that can be expected for the year ended December 31, 2005.

The Company changed its name from Secure Automated Filing Enterprises, Inc to Colombia Goldfields Ltd. on May 13, 2005. During the quarter ended June 30, 2005 the Company also changed its operational focus from providing edgarization services to exploration for and development of mineral properties.

NOTE 2 - GOING CONCERN

In a development stage company, management devotes most of its activities towards developing a market for its products. Planned principal business activities have not yet commenced. To date, the Company has generated only nominal amounts of revenue and has not yet established a customer base. As at June 30, 2005, the Company has nominal cash resources and it is likely that the Company needs to offer for sale additional common stock to continue the development of its business. Management intends to secure additional financing through the issuance of stock. However, there can be no assurance that management will be successful in its efforts to secure additional financing through the issuance of common stock, or that it will ever develop a business which is self-supporting.  These factors together raise substantial doubt about its ability to continue as a going concern. The financial statements do not include any adjustment to reflect the possible future effect on the recoverability and classification of the assets or the amounts and classification of liabilities that may result should the Company cease to continue as a going concern.

NOTE 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Office Equipment

Office equipment is carried at cost and is amortized over its estimated useful life at a rate of 30% straight line per year.

Office equipment is written down to its net realizable value if it is determined that its carrying value exceeds estimated future benefits to the Company.

NOTE 4 - RELATED PARTY TRANSACTIONS

During the 6 months ended June 30, 2005 consulting fees include $7,500 ($9,600 for 2004) for services provided by a director and officer, and office expenses include $3,750 ($nil for 2004) for services provided by a company with a director in common with the Company.

COLOMBIA GOLDFIELDS LTD. (FORMERLY SECURE AUTOMATED FILING ENTERPRISES INC.) (A Development Stage Enterprise) Notes to the Financial Statements (Unaudited)

June 30, 2005

NOTE 5 - SUBSEQUENT EVENTS

Subsequent to June 30, 2005 the Company received subscriptions for 1,125,000 units and received total proceeds of $281,225. Each unit is priced at $0.25 and consists of one share of restricted common stock and one warrant to purchase one share of restricted common stock at an exercise price of $0.50 exercisable for twelve (12) months after the close of the offering. The offering is ongoing and at present the Company has not accepted these subscriptions and no shares have been issued.

Further, subsequent to June 30, 2005 the Company advanced a refundable deposit of $200,000 to a Belize Company with which it is in negotiations to acquire an option to engage in mining exploration on three concessions located in Colombia.

Item 2.     Management’s Discussion and Analysis

Forward-Looking Statements

Historical results and trends should not be taken as indicative of future operations. Management’s statements contained in this report that are not historical facts are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities and Exchange Act of 1934 (the “Exchange Act”), as amended. Actual results may differ materially from those included in the forward-looking statements. The Company intends such forward-looking statements to be covered by the safe-harbor provisions for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995, and is including this statement for purposes of complying with those safe-harbor provisions. Forward-looking statements, which are based on certain assumptions and describe future plans, strategies and expectations of the Company, are generally identifiable by use of the words “believe,”“expect,”“intend,”“anticipate,”“estimate,”“project,”“prospects,” or similar expressions. The Company’s ability to predict results or the actual effect of future plans or strategies is inherently uncertain. Factors which could have a material adverse affect on the operations and future prospects of the Company on a consolidated basis include, but are not limited to: changes in economic conditions, legislative/regulatory changes, availability of capital, interest rates, competition, and generally accepted accounting principles. These risks and uncertainties should be considered in evaluating forward-looking statements and undue reliance should not be placed on such statements. Further information concerning the Company and its business, including additional factors that could materially affect the Company’s financial results, is included herein and in the Company’s other filings with the SEC.

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

On March 3, 2005, Mr. Hunter acquired 34% of our issued and outstanding shares and was appointed as our Chief Executive Officer, Chief Financial Officer, and director. Also at this time, our former management resigned.

During the first quarter, we received notice from all of our customers that they were terminating our contracts with them. Due to the termination of all of our service contracts, our failure to generate any additional business and the resignations of prior management, our current management began to evaluate the viability of our business plan and sought to reorganize our operations.

Our management is currently seeking other potential opportunities for acquisition that are consistent with the expertise of our current management. During the reporting period, our board of directors appointed Hernando Molina Velez and Thomas Ernest McGrail to serve as members of the board of directors and Luis Gabriel Correa Ocampo was appointed to serve as a Vice President of Exploration. Messrs. Velez, McGrail, and Ocampo all have professional experience related to mining exploration.

On March 15, 2005, we entered into an agreement with a consultant to evaluate mining exploration and development activities. Our consultant identified a mining property in the Caramanta Municipality, Antioquia Department, Colombia that would be suitable for us to acquire a working interest in. On June 27, 2005, we signed a letter of intent with Investcol Ltd., a Belize corporation, to acquire an option to engage in mining exploration on Concessions 6602, 1343, and 6329 located in the Caramanta Municipality, Antioquia Department, Colombia for the period of three years. The parties proposed that the purchase price shall be (a) $550,000 payable to Investcol within 60 days of executing a definite agreement and (b) an undertaking to invest $3,000,000 in exploration activities as follows: (i) $300,000 during the first six months of the definitive agreement, (ii) $700,000 during the second year of the agreement, and (iii) $2,000,000 during the third year of the agreement. The parties further intend that Investcol will be the sole operator of the exploration activities on the properties described above during the proposed three year term of a definitive agreement. This proposed transaction is contingent upon the parties due diligence and the executive of a definitive agreement. The parties have agreed to use their reasonable efforts to close the proposed transaction on or before August 31, 2005.

We anticipate that a definitive agreement will be completed prior to August 31, 2005. As evidence of our good faith to enter into a definitive agreement, we advanced $200,000 to Investcol Ltd. as a refundable deposit.

Results of Operations

We did not generate any revenue during the three month period ended June 30, 2005, compared to revenue of $1,041 for the same three month period in the prior year. We generated $763 in revenue for the six months ended June 30, 2005, compared to $2,314 for the six months ended June 30, 2004. During the first quarter, all revenue was generated solely from providing EDGAR filing services under our prior business plan. Following our receipt of notice from all of our customers that they were terminating our contracts with them in the first quarter, we ceased providing EDGAR filing services and reorganized our operations. During the second quarter, we began to pursue opportunities in the mining exploration business. As a result of this period of reorganization, we did not have any business operations during the second quarter. The decrease in our revenue is attributable to our inability to successfully establish and grow a customer base which lead us to reorganize our operations. We do not anticipate earning revenues until such time that we enter into a definite agreement to acquire a working interest in a property and commercially exploitable mineral deposits exist on the property and are placed into commercial production.

We incurred operating costs and expenses during the three month period ended June 30, 2005 in the amount of $87,336, as compared to $5,062 for the same three month period in the prior year. We incurred operating costs and expenses for the six month period ended June 30, 2005 in the amount of $125,523, as compared to $13,070 for the same three month period in the prior year. The increase in our operating expenses for the three and six month period ended June 30, 2005 when compared to the same reporting period in the prior year was attributable to expenditures for consulting fees and travel associated with pursing opportunities in the mining exploration business. During the three month period ended June 30, 2005, we incurred $46,525 for consulting fees and $23,915 in travel expenditures. During the six month period ended June 30, 2005, we incurred $62,225 for consulting fees and $23,915 in travel expenditures. We also retained a consultant on March 15, 2005 to evaluate mining exploration and development activities and pay $10,000 monthly for these services over a five month period.

Assets

As of June 30, 2005, we had total assets of $15,443. Our assets on June 30, 2005 consisted of prepaid expenses in the amount of $10,000, $1,713 in office equipment, and cash in the amount of $3,730.

Liquidity and Capital Resources

As of June 30, 2005, we had current assets of $13,730 and current liabilities of $44,295. As a result, we had working capital deficit of $30,565.

Based upon the current financial condition of the company, our management anticipates that the current cash on hand is insufficient for us to operate our business through the end of the fiscal year. We have commenced a private equity offering in an attempt to secure funding to execute our business plan. There can be no assurance that we will be successful in raising additional funding. If we are not able to secure additional funding, the implementation of our business plan will be impaired. There can be no assurance that such additional financing will be available to us on acceptable terms or at all.

Going Concern

To date, we have generated only nominal amounts of revenue and have not yet established profitable operations. As of June 30, 2005, we had nominal cash resources and require financing to continue the development of our business. There can be no assurance that we will be successful in raising the funds necessary to maintain operations, or that a self-supporting level of operations will ever be achieved. For these reasons, our auditors have concluded that there is substantial doubt about our ability to continue as a going concern. The financial statements do not include any adjustment to reflect the possible future effect on the recoverability and classification of the assets or the amounts and classification of liabilities that may result should we cease to continue as a going concern.

Revenue Recognition

We recognized revenue when we obtained a contract or written request from the customer; rendered services and filed the disclosure statements with the U.S. Securities and Exchange Commission and when we were reasonably assured that the service fee would be collectible.

Item 3.     Controls and Procedures

We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of June 30, 2005. This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, Mr. Dan Hunter. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2005, our disclosure controls and procedures are effective. There have been no significant changes in our internal controls over financial reporting during the quarter ended June 30, 2005 that have materially affected or are reasonably likely to materially affect such controls.

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

Item 2.     Unregistered Sales of Equity Securities and Use of Proceeds

We commenced an exempt offering of units to accredited investors pursuant to Rule 506 of Regulation D under the Securities Act. This offering is currently ongoing. Each unit is priced at $0.25 and consists of one share of restricted common stock and one warrant to purchase one share of restricted common stock at an exercise price of $0.50 exercisable for twelve (12) months after the close of the offering. Subsequent to the reporting period, we received subscriptions from eight (8) accredited investors for 1,125,000 units and received total proceeds of $281,225. At the present time, our board of directors has not accepted these subscription and no shares have been issued under this private offering.

Item 3.     Defaults upon Senior Securities

None

Item 4.     Submission of Matters to a Vote of Security Holders

During the reporting period on May 13, 2005, we held our annual meeting of our security holders. The meeting was called for the purpose of electing a director, approving a name change to Moneta Mining Ltd., and to transact any other items of business that may properly come before the meeting. The total number of shares of common stock outstanding at the record date, March 15, 2005, was 24,000,000 shares. The number of votes represented at this meeting was 18,148,000 shares, or 75.6% of shares eligible to vote.

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

Item 5.     Other Information

None.

Item 6.      Exhibits

Exhibit Number	Description of Exhibit
31.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

In accordance with the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Colombia Goldfields, Ltd.

Date:	August 12, 2005

By:/s/ Dan Hunter Dan Hunter Title: President and Chief Executive Officer