Form 10KSB/A
period 2004-12-31
COLOMBIA GOLDFIELDS LTD
filed 2005-09-13
CIK 1223663

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-KSB/A

[X]	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2004
[ ]	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
For the transition period from _________ to ________
Commission file number 333-115549

Colombia Goldfields Ltd.
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

Explanatory Note

The purpose of this amendment is to include in the Form 10-KSB the name of the Auditor on the Auditor's report on the audit of the balance sheets of Secure Automated Filing Enterprises Inc. (the "Company") as at December 31, 2004 and 2003 and the related statements of operations, stockholders' equity and cash flows for the periods then ended and for the period cumulative from inception on March 25, 2003 to December 31, 2004.  The Auditor's name was inadvertently omitted from the Auditor's Report filed with the Annual Report on Form 10-KSB originally filed on April 15, 2005.

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

                 F-4  Statement of Stockholders’ Equity (Deficiency) - Years Ended December 31, 2004, and 2003

                 F-5  Statements of Cash Flows - Years Ended December 31, 2004, and 2003

                 F-6       Notes to Financial Statements

SECURE AUTOMATED FILING ENTERPRISES INC.
(A Development Stage Company)

FINANCIAL STATEMENTS

DECEMBER 31, 2004 AND 2003

Hoogendoorn Vellmer
Chartered Accountants
__________________________________________________________________________________________________________________________
                       Suite 406-455 Granville Street
                                Vancouver, B.C. , V6C 1T1
                                                    Tel: 604-687-3773
                                                    Fax: 604-687-3778

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

Vancouver, Canada                                                              /s/ Hoogendoorn Vellmer
March 18, 2005                                                                                                                                                                                      Chartered Accountants

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

NOTE 1 - INCORPORATION, NATURE AND CONTINUANCE OF OPERATIONS

See accompanying Notes to the Financial Statements

SECURE AUTOMATED FILING ENTERPRISES INC.
(A Development Stage Company)

STATEMENTS OF OPERATIONS

			Cumulative from
			Inception of
			Development
			Stage on
	Year ended	Year ended	March 25, 2003 through
	December 31,	December 31,	December 31,
	2004	2003	2004
	$	$	$

REVENUE	5,164	3,900	9,064

GENERAL AND ADMINISTRATIVE EXPENSES

Audit	4,120	3,600	7,720
Bank charges	228	64	292
Consulting fees (Note 5)	19,200	33,200	52,400
Foreign exchange (gain) loss	(459)	-	(459)
Legal and filing fees	4,906	980	5,886
Office and administration	240	186	426
Web site and software development (Note 5)	23	2,269	2,292

	28,258	40,299	68,557

NET LOSS FOR THE PERIOD	(23,094)	(36,399)	(59,493)

BASIC LOSS PER SHARE	(0.003)	(0.003)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING	8,482,192	11,886,531

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

Item 13:    Exhibits

Exhibit Number	Description
3.1	Articles of Incorporation [1]
3.2	By-laws [1]
14.1	Code of Ethics[2]
31.1	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Securities Exchange Act Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
99.1	Trademark License Agreement with SEC [1]

1 Incorporated by reference to the Registration Statement on Form SB-2 filed on May 17, 2004.
2Previously filed as an exhibit to the Annual Report on Form 10-KSB filed on April 15, 2005.

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

Date:    September 12, 2005