Form 10QSB
period 2005-09-30
COLOMBIA GOLDFIELDS LTD
filed 2005-11-14
CIK 1223663

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-QSB

[X]	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2005

[ ]	Transition Report pursuant to 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period to __________

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days [X] Yes [ ] No

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X]

State the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 29,221,000 common shares as of November 7, 2005

Transitional Small Business Disclosure Format (check one): Yes [ ] No [X]

PART I - FINANCIAL INFORMATION

Item 1.      Financial Statements

Our unaudited financial statements included in this Form 10-QSB are as follows:

(a)	Unaudited Balance Sheet as of September 30, 2005.
(b)	Unaudited Statements of Operations for the three and nine month periods ended September 30, 2005 and 2004;
(c)	Unaudited Statement of Stockholder’s Equity from Inception, March 25, 2003, to September 30, 2005;
(d)	Unaudited Statements of Cash Flows for the nine months ended September 30, 2005 and 2004;
(e)	Notes to Unaudited Financial Statements.

These unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the SEC instructions to Form 10-QSB. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the interim period ended September 30, 2005 are not necessarily indicative of the results that can be expected for the full year.

COLOMBIA GOLDFIELDS LTD.
(FORMERLY SECURE AUTOMATED FILING ENTERPRISES INC.)
(An Exploration Stage Company)

FINANCIAL STATEMENTS

September 30, 2005

(Unaudited)

COLOMBIA GOLDFIELDS LTD. (FORMERLY SECURE AUTOMATED FILING ENTERPRISES INC.) (An Exploration Stage Company) Balance Sheets

	September 30,	December 31,
As at	2005	2004
	(Unaudited)	(Audited)
	$	$

Assets
Current
Cash	431,426	104,685
Prepaid expense (Note 5)	500,000	-
Accounts receivable	-	910

	931,426	105,595

Mineral Properties (Note 5)	-	-
Website Development (Notes 3 & 6)	21,000	-
Office Equipment, net of accumulated amortization of $201 (Note 3)	1,579	-

Total Assets	954,005	105,595

Liabilities
Current
Accounts payable and accrued liabilities	35,004	3,687
Due to related parties	828	6,000

Total Liabilities	35,832	9,687

Stockholders’ Equity
Common Stock Authorized: 50,000,000 shares , $0.00001 par value
Issued and outstanding: 24,000,000 shares
(December 31, 2004: 24,000,000 shares)	250	240

Additional Paid-In Capital	405,151	155,161

Share subscriptions received	1,020,250	-

Deficit Accumulated during the Development Stage	(507,478)	(59,493)

Total Stockholders’ Equity	918,173	95,908

Total Liabilities and Stockholders’ Equity	954,005	105,595

See accompanying Notes to the Financial Statements

COLOMBIA GOLDFIELDS LTD. (FORMERLY SECURE AUTOMATED FILING ENTERPRISES INC.) (An Exploration Stage Company) Statements of Operations (Unaudited)

					Cumulative
					from Inception
	Three Months	Three Months	Nine Months	Nine Months	on March 25,
	Ended	Ended	Ended	Ended	2003 to
Sept. 30,		Sept. 30,	Sept. 30,	Sept. 30,	Sept. 30,
	2005	2004	2005	2004	2005
	$	$	$	$	$

Revenue	-	1,527	763	3,841	9,827

General and Administrative Expenses

Audit	484	520	2,606	520	10,326
Bank charges	706	24	1,172	130	1,464
Consulting fees	25,525	4,800	87,750	14,400	140,150
Corporate communications	785	-	1,285	-	1,285
Depreciation	134	-	201	-	201 67
Foreign exchange (gain) loss	-	-	-	-	(459)
Legal and filing fees	26,694	625	43,172	3,846	49,058
Office expenses	19,275	60	23,025	203 1	23,45
Travel	15,301	-	39,216	-	39,216
Mineral property acquisition costs	250,000	-	250,000	-	250,000
Web site and software development	321	-	321	-	2,613

	339,225	6,029	448,748	19,099	517,305

Net Loss for the Period	(339,225)	(4,502)	(447,985)	(15,258)	(507,478)

Basic and Diluted Loss per Share	(0.01)	(0.00)	(0.02)	(0.02)

Weighted Average Number of Shares Outstanding - Basic and Diluted	24,097,826	8,000,000	24,032,967	8,000,000

See accompanying Notes to the Financial Statements

COLOMBIA GOLDFIELDS LTD. (FORMERLY SECURE AUTOMATED FILING ENTERPRISES INC.) (An Exploration Stage Company) Statement of Stockholders’ Equity (Unaudited)

From Inception of the Development Stage (March 25, 2003) to September 30, 2005:

	Common Shares	Stock Amount	Additional Paid-in Capital	Share Subscriptions Received	Deficit Accumulated During the Development Stage	Total Stockholders’ Equity (Deficiency)
		$	$	$	$	$

Issue of common stock for cash at $0.000125 per share on March 25, 2003	8	-	1	-	-	1
Issue of common stock for cash at $0.000125 per share on May 5, 2003	16,000,000	160	1,840	-	-	2,000
Repurchase of common stock for cash at $0.000125 per share on October 31, 2003	(8,000,008)	(80)	(920)	-	-	(1,000)
Donated Capital	-	-	35,200	-	-	35,200
Net loss for the period	-	-	-	-	(36,399)	(36,399)
Balance, December 31, 2003	8,000,000	80	36,121	-	(36,399)	(198)
Issue of common stock for cash at $0.00625 per share on December 20, 2004	16,000,000	160	99,840	-	-	100,000
Donated Capital	-	-	19,200	-	-	19,200
Net loss for the year	-	-	-	-	(23,094)	(23,094)
Balance, December 31, 2004	24,000,000	240	155,161	-	(59,493)	95,908
Issue of common stock for Mineral property at $0.25 per share on September 22, 2005	1,000,000	10	249,990	-	-	250,000
Share Subscriptions Received	-	-	-	1,020,250	-	1,020,250
Net loss for the period	-	-	-	-	(447,985)	(447,985)
Balance, September 30, 2005	25,000,000	250	405,151	1,020,250	(507,478)	918,173

See Accompanying Notes to the Financial Statements

COLOMBIA GOLDFIELDS LTD. (FORMERLY SECURE AUTOMATED FILING ENTERPRISES INC.) (An Exploration Stage Company) Statements of Cash Flows (Unaudited)

					Cumulative
					from Inception
	Nine Months		Nine Months		on March 25,
	Ended		Ended		2003 to
	September 30,		September 30,		September 30,
	2005		2004		2005
		$	$	$
Operating Activities
Net loss for the period	(447,985)		(15,258)		(507,478)
Items not requiring cash outlay:
Mineral property acquisition costs	250,000		-		250,000
Consulting fees	-		14,400		52,400
Depreciation	201		-		201
Website design and software development	-		-		2,000

Cash provided by (used in) changes
In operating assets and liabilities
- Prepaid expense	(500,000)		-		(500,000)
- Accounts receivable	910		(181)		-
- Accounts payable and accrued liabilities	31,317		(2,900)		35,004
- Due to related parties	(5,172)		5,251		828

Net cash provided by (used in) operating activities	(670,729)		1,312		(667,045)

Investing Activities
Website development costs	(21,000)		-		(21,000)
Purchase of office equipment	(1,780)		-		(1,780)

Net cash (used in) investing activities	(22,780)		-		(22,780)

Financing Activities
Share subscriptions received	1,020,250		-		1,020,250
Common shares issued for cash	-		-		101,001

Net cash provided by financing activities	1,020,250		-		1,121,251

Net increase in cash during the period	326,741		1,312		431,426

Cash Position, Beginning of Period	104,685		3,491		-

Cash Position, End of Period	431,426		4,803		431,426

See Accompanying Notes to the Financial Statements

COLOMBIA GOLDFIELDS LTD. (FORMERLY SECURE AUTOMATED FILING ENTERPRISES INC.) (An Exploration Stage Company) Notes to the Financial Statements (Unaudited)

September 30, 2005

NOTE 1 - BASIS OF PRESENTATION

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

In the opinion of the Company's management, all adjustments considered necessary for a fair presentation of these unaudited financial statements have been included and all such adjustments are of a normal recurring nature. Operating results for the nine month period ended September 30, 2005 are not necessarily indicative of the results that can be expected for the year ended December 31, 2005.

The Company changed its name from Secure Automated Filing Enterprises, Inc to Colombia Goldfields Ltd. on May 13, 2005. During the quarter ended June 30, 2005 the Company changed its operational focus from providing edgarization services to exploration for and development of mineral properties. The Company is currently in the exploration stage.

NOTE 2 - GOING CONCERN

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. This contemplates that assets will be realized and liabilities and commitments satisfied in the normal course of business.

As shown in the accompanying consolidated financial statements the Company has incurred a net loss of $507,478 for the period from March 25, 2003 (inception) to September 30, 2005 and has no source of revenue. The future of the Company is dependent upon its ability to obtain financing and upon future acquisition, exploration and development of profitable operations from its mineral properties. Management has plans to seek additional capital through a private placement and public offering of its common stock. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Although there are no assurances that management’s plans will be realized, management believes that the Company will be able to continue operations in the future. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts of and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

NOTE 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Website Costs

The Company recognizes the costs incurred in the development of the Company’s website in accordance with EITF 00-2 “Accounting for Website Development Costs” and, with the provisions of AICPA Statement of Position No. 98-1, “Accounting for the Costs of Computer Software Developed or Obtained for Internal Use”. Accordingly, direct costs incurred during the application stage of development are capitalized and amortized over the estimated useful life of three years. Fees incurred for website hosting are expensed over the period of the benefit. Costs of operating a website are expensed as incurred.

COLOMBIA GOLDFIELDS LTD. (FORMERLY SECURE AUTOMATED FILING ENTERPRISES INC.) (An Exploration Stage Company) Notes to the Financial Statements (Unaudited)

September 30, 2005

Mineral Claim Payments and Exploration Expenditures

The Company expenses all costs related to the acquisition, maintenance and exploration costs relating to unproven mineral properties, to which it has secured exploration rights. When proven and probable reserves are determined for a property and a feasibility study prepared with respect to the property, then subsequent exploration and development costs of the property will be capitalized. To date, the Company has not established the commercial feasibility of its exploration prospects. Therefore, all costs have been expensed.

Environmental Costs

Environmental expenditures that relate to current operations are charged to operations or capitalized as appropriate. Expenditures that relate to an existing condition caused by past operations, and which do not contribute to current or future revenue generation, are charged to operations. Liabilities are recorded when environmental assessments and/or remedial efforts are probable, and the cost can be reasonably estimated. Generally, the timing of these accruals coincides with the earlier of completion of a feasibility study or the Company’s commitments to plan of action based on the then known facts.

Office Equipment

Office equipment is carried at cost and is amortized over its estimated useful life at a rate of 30% straight line per year.

Office equipment is written down to its net realizable value if it is determined that its carrying value exceeds estimated future benefits to the Company.

NOTE 4 - RELATED PARTY TRANSACTIONS

During the 9 months ended September 30, 2005 consulting fees include $15,000 ($9,600 for 2004) for services provided by a director and officer, and office expenses include $8,025 ($nil for 2004) for services provided by a company with a director in common with the Company.

NOTE 5 - MINERAL PROPERTIES

The Company has entered into a definitive agreement with Investcol Limited, whereby the company has acquired an option to purchase a 100% interest in certain mining and mineral rights on three gold properties known as the Caramanta concessions in the Marmato Mountain mining district, Colombia.

Under the terms of the agreement, the Company can earn a 100% interest by spending US$2.99 million in exploration and development on the 12km(2) project over a three-year period and issuing 1,000,000 restricted shares of common stock (issued) valued at $0.25 per share as the estimated market price. The company has pre-paid the first year exploration program by advancing US$500,000. The initial work program consisting of detailed mapping, geochemical rock sampling and trenching has commenced. The Company has also agreed to pay office administration costs of $7,500 per month for its Colombia office.

NOTE 6 - WEB-SITE DEVELOPMENT COSTS

Web-site development costs, totalling $21,000, represent capitalized costs of design, configuration, coding, installation and testing of the Company’s web-site up to initial installation. The Company has not recorded an amortization of the website development costs during the period ended September 30, 2005 as the initial installation of the website was completed subsequent to September 30, 2005. Ongoing web-site post-implementation costs will be charged to operations as incurred.

COLOMBIA GOLDFIELDS LTD. (FORMERLY SECURE AUTOMATED FILING ENTERPRISES INC.) (An Exploration Stage Company) Notes to the Financial Statements (Unaudited)

September 30, 2005

NOTE 7 - SUBSEQUENT EVENTS

Subsequent to September 30, 2005 the Company completed a private offering of 4,221,000 Units for total proceeds of 1,055,250. Each Unit consists of one share of common stock, and one warrant to purchase one share of common stock, exercisable for twelve months from the closing of the offering. The exercise price of the warrant is $0.50. The Company also issued a further 368,100 shares as finders’ fees relating to this private offering. At September 30, 2005 the Company had received proceeds of $1,020,250 pursuant to this private offering.

Further, subsequent to September 30, 2005 the Company advanced a refundable deposit of $200,000 to a Belize Company with which it is in negotiations to acquire up to a 100% interest in a Colombia corporation that owns mining licenses on the Zona Alta property located on Marmato Mountain, Department of Caldas, Colombia.

NOTE 8 - RECLASSIFICATIONS

Certain reclassifications have been made to the 2004 financial statements to conform to the 2005 presentation.

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

Overview

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

Concessions 6602, 1343, and 6329

On June 27, 2005, we signed a letter of intent with Investcol Ltd. (“Investcol”), a Belize corporation, to acquire an option to engage in mining exploration on Concessions 6602, 1343, and 6329 located in the Caramanta Municipality, Antioquia Department, Colombia conditioned upon the parties due diligence and the execution of a definitive agreement.

On September 22, 2005, these conditions were satisfied and we entered into an Assignment Agreement with Investcol. Pursuant to the terms of the Assignment Agreement, Investcol assigned, transferred, and conveyed to us all of its rights under a Contract for Purchase Option of Mining Concessions.

(“Original Option Contract”) entered into with CIA Servicios Y Logisticos Ltda., a corporation organized and existing under the laws of Colombia. We now hold an option to purchase certain mining and mineral rights on property known as Concession 6602, 1343, and 6329 located in Caramanta Municipality, Antioquia Department, Medellin, Colombia (the “Property”) for $10,000, on condition that $2,990,000 is invested in exploratory work on the Property over a three year period. In consideration for this assignment, we issued to Investcol one million (1,000,000) restricted shares of our common stock. We also agreed to pay Investcol fees for the management, exploration, and development of the Property over the three year period to satisfy our exploratory work obligations under the Original Option Contract as follows:

(a)	Five hundred thousand dollars ($500,000), which has been paid in full;

(b)
seven hundred fifty thousand dollars ($750,000) during the 12 month period of the Assignment Agreement commencing June 25, 2006, and, on the earlier of June 26, 2006 or commencement of the second exploration phase, one million restricted shares of our common stock; and

(c)	one million seven hundred and forty thousand dollars ($1,740,000) during the 12 month period of the Assignment Agreement, commencing June 25, 2007.

In addition, we agreed to pay Investcol $7,500 per month as an office fee through July 31, 2006.

Letter of Intent to purchase an interest in RNC (Colombia) Limited

On October 21, 2005, we entered into a Letter of Intent (“LOI”) to purchase an interest in RNC (Colombia) Limited (“RNC”), a wholly-owned subsidiary of Investcol Limited (“Investcol”) and a corporation incorporated under the laws of Belize. RNC’s wholly-owned subsidiary, Compania Minera de Caldas, a corporation incorporated under the laws of Colombia, holds valid mining licenses in propertied located in Colombia and referred to as the Zona Alta portion of the Marmato project.

The non-binding LOI outlines a proposed transaction where we will have the ability to in a series of four transactions acquire all of the issued and outstanding stock of RNC. Under the terms of the proposed transaction, we would not be obligated to acquire all of the issued and outstanding stock of RNC and are able to acquire a lesser percentage of the issued and outstanding stock of RNC without incurring any penalty. The LOI proposes the following terms:

(a)
We will have the right to subscribe for an undetermined number of shares which shall be equal to twenty-five (25%) percent of the issued and outstanding common stock of RNC following this issuance, in exchange for us investing $1,000,000 in RNC and issuing 1,000,000 restricted shares of our common stock to Investcol.  The $1,000,000 investment is proposed to be made in one US $500,000 payment on or before November 15, 2005 and a second payment of US $500,000 on or before December 15, 2005;

(b)
We will have the right to subscribe for an undetermined number of shares, which shall enable us to own fifty (50%) percent of the total issued and outstanding common stock of RNC in exchange for us issuing 2,000,000 restricted shares of our common stock to Investcol and investing $4,000,000 in RNC.  The $4,000,000 investment is proposed to be made in one US $1,000,000 payment on or before February 15, 2006 and a second payment of US $3,000,000 on or before March 30, 2006;

(c)	We will have the right to subscribe for an undetermined number of shares which shall enable us to own seventy-five (75%) percent of the total issued and outstanding common stock of RNC,

in exchange for us issuing 4,000,000 restricted shares of our common stock to Investcol and investing US $15,000,000 in RNC. This investment is proposed to be made on or before September 30, 2006; and

(d)
We shall have the right to acquire from Investcol the remaining issued and outstanding shares of RNC common stock not held by us in exchange for payment to Investcol of twenty-five (25%) percent of the value of mining interests held by RNC in the Zona Alta portion of the Marmato project as determined by a feasibility study. Payment is proposed to be made in either cash, restricted shares or a combination at our option.

As evidence of our good faith to enter into a definitive agreement, we advanced to Investcol $200,000 as a fully refundable deposit. This proposed transaction is contingent upon the parties due diligence and the execution of a definitive agreement. The parties have agreed to use their reasonable efforts to execute a definitive agreement on or before December 15, 2005.

Appointment of Officer and Director

On October 18, 2005, the board of directors appointed Mr. Jerry Goldberg to act as our Chief Financial Officer. On November 2, 2005, our board of directors appointed Harry Hopmeyer to serve as a member of our board of directors and to act as Chairman of the Board.

Results of Operations for the period ending September 30, 2005

We did not generate any revenue during the three months ended September 30, 2005, compared to revenue of $1,527 for the same three month period in the prior year. We generated $763 in revenue for the nine months ended September 30, 2005, compared to $3,841 for the nine months ended September 30, 2004. All revenue reported since our inception was generated from providing EDGAR filing services under our prior business plan.

During the first quarter of 2005, we received notice from all of our customers that they were terminating our contracts with them in the first quarter. As a result, we ceased providing EDGAR filing services and reorganized our operations. We began to pursue opportunities in the mining exploration business in the second quarter. During the reporting period, we acquired an option to purchase certain mining and mineral rights on property known as Concession 6602, 1343, and 6329 located in Caramanta Municipality, Antioquia Department, Medellin, Colombia. We do not anticipate generating revenues from any mining and mineral rights we hold unless commercially exploitable mineral deposits are found to exist on these properties and they are placed into commercial production. There is no assurance that commercially exploitable mineral deposits will exist on any properties that we possess mining and mineral rights.

We incurred expenses during the three months ended September 30, 2005 in the amount of $339,225, as compared to $6,029 for the same three months in the prior year. Our expenses during the three months ended September 30, 2005 was primarily attributed to property acquisition costs of $250,000 based upon the issuance of 1,000,000 shares of our common stock. During the three months ended September 30 2005, we also incurred $26,694 for legal fees, $25,525 for consulting fees and $15,301 in travel expenditures.

We incurred operating costs and expenses for the nine months ended September 30, 2005 in the amount of $448,478, as compared to $19,099 for the same nine months in the prior year. The increase in our operating expenses for the three and nine months ended September 30, 2005 when compared to the same reporting period in the prior year is entirely attributable to expenditures relating to mineral property acquisitions under our new business plan.

Liquidity and Capital Resources

As of September 30, 2005, we had current assets of $931,426 and current liabilities of $35,832. As a result, we had working capital of $895,594.

Our obligations were funded through equity financings. Based upon the current financial condition of the company, our management anticipates that the current cash on hand is insufficient for us to operate our business through the end of the fiscal year. Subsequent to the reporting period, we commenced a private equity offering in an attempt to secure additional funding to meet our existing obligations and execute our business plan. There can be no assurance that we will be successful in raising additional funding. If we are not able to secure additional funding, the implementation of our business plan will be impaired and we may lose our option to purchase certain mining and mineral rights. There can be no assurance that such additional financing will be available to us on acceptable terms or at all.

Going Concern

To date, we have generated only nominal amounts of revenue and have not yet established profitable operations. As of September 30, 2005, we had nominal cash resources and require financing to continue the development of our business. There can be no assurance that we will be successful in raising the funds necessary to maintain operations, or that a self-supporting level of operations will ever be achieved. For these reasons, there is substantial doubt about our ability to continue as a going concern. The financial statements do not include any adjustment to reflect the possible future effect on the recoverability and classification of the assets or the amounts and classification of liabilities that may result should we cease to continue as a going concern.

Revenue Recognition

We recognized revenue when we obtained a contract or written request from the customer; rendered services and filed the disclosure statements with the U.S. Securities and Exchange Commission and when we were reasonably assured that the service fee would be collectible.

Item 3.     Controls and Procedures

We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of September 30, 2005. This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, Mr. Daniel Hunter. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2005, our disclosure controls and procedures are effective. There have been no significant changes in our internal controls over financial reporting during the quarter ended September 30, 2005 that have materially affected or are reasonably likely to materially affect such controls.

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

Item 2.     Unregistered Sales of Equity Securities and Use of Proceeds

During the reporting period, we issued 1,000,000 shares of our common stock to Investcol as part of the consideration paid for assigning us certain mining and mineral rights. These shares were issued pursuant to Section 4(2) of the Securities Act. We did not engage in any general solicitation or advertising. The stock certificate was issued with the appropriate legends affixed to the restricted stock.

Subsequent to September 30, 2005 we completed a private offering of 4,221,000 at $0.25 per Unit to a total of twenty-three (23) investors for total proceeds of $1,055,250. Each Unit consists of one share of common stock, par value $0.00001, and one warrant to purchase one share of common stock, exercisable for twelve months from the closing of the offering. The exercise price of the warrant is $0.50. We also issued a further 368,100 shares as finders’ fees relating to this private offering. As of September 30, 2005 we had received proceeds of $1,020,250 pursuant to this private offering. Assuming that all of the warrants are exercised by the investors, the gross proceeds received from the warrants will equal $2,110,500.

We completed the offering pursuant to Rule 506 of Regulation D promulgated under the Securities Act of 1933, as amended.  Each purchaser represented his intention to acquire the securities for investment only and not with a view toward distribution.  We requested our stock transfer agent to affix appropriate legends to the stock certificate issued to each purchaser and the transfer agent affixed the appropriate legends.  Each investor was given adequate access to sufficient information about us to make an informed investment decision.  None of these securities were sold through an underwriter and accordingly, there were no underwriting discounts or commissions involved.  No registration rights were granted to any of the purchasers.

Item 3.     Defaults upon Senior Securities

None

Item 4.     Submission of Matters to a Vote of Security Holders

No matters have been submitted to our security holders for a vote, through the solicitation of proxies or otherwise, during the quarterly period ended September 30, 2005.

Item 5.     Other Information

None.

Item 6.      Exhibits

Exhibit Number	Description of Exhibit
2.1	Letter of Intent to Purchase interest in RNC (Colombia) Limited [1]
10.1	Assignment Agreement with Investcol Limited [2]
10.2	Agreement with Investcol Limited [2]
31.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

[1]	Previously filed as an exhibit to Current Report on Form 8-K filed with the Securities and Exchange Commission on October 24, 2005
[2]	Previously filed as an exhibit to Current Report on Form 8-K filed with the Securities and Exchange Commission on September 28, 2005

SIGNATURES

In accordance with the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Colombia Goldfields Ltd.

Date:	November 14, 2005

By: /s/ Daniel Hunter Daniel Hunter Title: Chief Executive Officer and Director