Form 10KSB
period 2005-12-31
COLOMBIA GOLDFIELDS LTD
filed 2006-04-17
CIK 1223663

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-KSB

[X]	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2005
[ ]	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
For the transition period from _________ to ________
Commission file number: 000-51013

Colombia Goldfields Ltd.
(Name of small business issuer in its charter)

Nevada	76-0730088
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

666 Burrard Street, Suite 500, Vancouver, B.C., Canada	V6C 2X8
(Address of principal executive offices)	(Zip Code)
Issuer’s telephone number: 604-601-2040
Securities registered under Section 12(b) of the Exchange Act:

Title of each class	Name of each exchange on which registered
None	Not Applicable
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

State issuer’s revenue for its most recent fiscal year. $763.

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the average bid and asked price of such common equity, as of a specified date within the past 60 days.
$53,234,714 as of April 11, 2006

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date. 33,715,183 Common Shares as of April 7, 2006

Transitional Small Business Disclosure Format (Check One): Yes [ ] No [X]

PART I

Item 1. Description of Business

Business Development

We were incorporated in the state of Nevada on March 25, 2003 under the name Secure Automated Filing Enterprises Inc. Since our incorporation, we provided electronic filing services to companies that are required to electronically file reports with the Securities and Exchange Commission (‘SEC”).

During the first quarter of 2005, we received notice from all of our customers that they were terminating our contracts with them. Due to the termination of all of our service contracts, our failure to generate any additional business and the resignations of prior management, our current management began to evaluate the viability of our business plan and sought to reorganize our operations. Our management began seeking other potential opportunities for acquisition that were consistent with the expertise of our management. On May 13, 2005, we changed our name to Colombia Goldfields Ltd.

Business of the Issuer

Our current focus is on the acquisition and development of our interests in mining properties located in the Marmato Mountain Gold District located in Colombia. The disclosure that follows is a discussion of each of the properties that we have an interest in. We are an exploration stage company and there is no assurance that a commercially exploitable reserves of gold exists on any of our property interests. In the event that commercially exploitable reserves of gold exist on any of our property interests, we can not guarantee that we will make a profit. If we can not acquire or locate gold deposits, or if it is not economical to recover the gold deposits, our business and operations will be materially adversely affected.

Marmato Mountain Development Project

Acquisition of an interest in RNC (Colombia) Limited

Subsequent to the reporting period on January 12, 2006, we entered into a Stock Purchase Agreement with Investcol Limited ("Investcol") and RNC (Colombia) Limited (the "Agreement"), whereby we would (i) acquire twenty-five percent (25%) of the issued and outstanding stock of RNC (Colombia) Limited, a Belize corporation ("RNC") and (ii) hold an option to acquire the remaining seventy five percent (75%) of RNC's issued and outstanding stock over a period of time. RNC is a subsidiary of Investcol that is the beneficial holder of 100% of the issued and outstanding stock of Compania Minera de Caldas S.A. ("Caldas"), a Colombia corporation that (i) owns certain mining rights, (ii) has options to acquire mining rights and (iii) has exclusive rights to evaluate certain property, all located in the Zona Alta portion of the Marmato project in Colombia. The closing of this transaction was subject to the completion of certain schedules to the Agreement to our satisfaction and compliance with certain closing conditions. These conditions were satisfied and the Agreement closed on February 14, 2006.

Under the terms of the Agreement, we acquired a 25% interest in RNC in consideration for the issuance of 1,000,000 shares of our common stock to Investcol and a $1,200,000 non-interest bearing demand loan which has been advanced in full.

We have the option to acquire an additional 25% interest in RNC, resulting in us owning 50% of RNC, in consideration for the issuance of 2,000,000 shares of our common stock to Investcol and a $4,000,000 non-interest bearing demand loan to RNC payable on or before April 30, 2006. In the event we do not exercise this option, we have agreed to forgive the $1,200,000 non-interest bearing loan paid to RNC upon closing of the Agreement and our acquisition of a 25% interest in RNC.

We have the option to acquire an additional 25% interest in RNC, resulting in us owning 75% of RNC, in consideration for the issuance of 4,000,000 shares of our common stock to Investcol and a $15,000,000 non-interest bearing demand loan to RNC on or before October 30, 2006

We have the option to acquire the remaining 25% interest in RNC until May 1, 2009, resulting in us owning 100% of RNC, in consideration for a purchase price equal to 25% of the value of Caldas as determined by a full feasibility study. The purchase price is payable in either cash or shares of our common stock.

Our business plan is to complete the acquisition of the remaining 75% equity interest in RNC which will require additional funds of at least approximately $19,000,000 over the next 8 months, in addition to the issuance of 6 million additional shares of our common stock to purchase up to 75% ownership of RNC. The final 25% interest can be purchased by us at a price to be determined by a full feasibility study we plan to complete. There can be no assurance that we will be successful in securing sufficient financing to continue to acquire more than our twenty-five percent equity interest in RNC. Caldas, RNC’s wholly-owned subsidiary, is continuing to increase its ownership interest in certain mining rights in the Zona Alta portion of the Marmato project with the goal of consolidating all of its mining interests into a single mining license.

Caramanta Exploration Projects

Concessions 6602, 1343, and 6329

On September 22, 2005, we entered into an Assignment Agreement with Investcol Limited (“Investcol”), a corporation organized and existing under the laws of Belize, where Investcol assigned, transferred, and conveyed to us all of its rights under a Contract for Purchase Option of Mining Concessions (“Original Option Contract”) entered into with CIA Servicios Y Logisticos Ltda., a corporation organized and existing under the laws of Colombia. As a result of the Assignment Agreement with Investcol, we acquired an option to purchase certain mining and mineral rights on property known as Concession 6602, 1343, and 6329 located in Caramanta Municipality, Antioquia Department, Medellin, Colombia (the “Property”) for $10,000, on condition that $2,990,000 is invested in exploratory work on the Property over a three year period. Our option on this property is currently unexercised. In consideration for this assignment, we issued to Investcol one million (1,000,000) restricted shares of our common stock. We also agreed to pay Investcol fees for the management, exploration, and development of the Property over the three year period to satisfy our exploratory work obligations under the Original Option Contract as follows:

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

Concessions 6993, 7039, 6821, and 6770 and HET-31, 32, 26, 27, and HETG-01

Subsequent to the reporting period on February 16, 2006, we entered into a Letter of Intent (“LOI”) with Investcol Limited, a corporation incorporated under the laws of Belize (“Investcol”), to acquire Investcol’s rights in a Contract for Purchase (“Purchase Contract”) entered into with CIA Servicios Y Logisticos Ltda. The LOI outlined a proposed transaction where we intended to acquire Investcol’s rights in certain mining contracts to exclusively engage in mining activities on Concessions 6993, 7039, 6821, and 6770 (the “Contracts”) and options that Investcol holds to acquire the exclusive rights to engage in mining activities on Concessions HET-31, 32, 26, 27, and HETG-01 (the “Options”) all located within an area in Colombia referred to as the Caramanta location.

The LOI was non-binding and subject to final negotiation and the execution of a definitive agreement. On April 10, 2006, we entered into a definitive agreement with Investcol finalizing this transaction (“Assignment Agreement”). In consideration for this Assignment Agreement, we paid Investcol total consideration in the amount of $350,000 and issued 1,000,000 restricted shares of our common stock. Under the terms of the Assignment Agreement, Investcol agreed to pay the exercise price of $150,000 on the Options and facilitate the transfer of the mining contracts underlying the Options into our name. The Options are currently unexercised and terminate on November 10, 2008.

We have no additional obligations under the Assignment Agreement. Provided we satisfy our exploratory work obligations on Concessions 6602, 1343, and 6329 as described above or complete the same exploratory work on any of these Contracts or Options, these Options will become exercisable.

Competition

The mineral exploration industry, in general, is intensively competitive and even if commercial quantities of reserves are discovered, a ready market may not exist for the sale of the reserves.

Most companies operating in this industry are more well-established are have greater resources to engage in the production of mineral claims. We were incorporated on March 25, 2003 and restructured our operations in the first quarter of 2005 to pursue the exploration and development of mining properties located in Colombia. As a result, our operations are not well-established. Given the scope of our planned exploration activities, our resources at the present time are limited. As a result of continuing losses, we may exhaust all of our resources and be unable to complete the exploration of any of our property interests. There is also significant competition to retain qualified personnel to assist in conducting mineral exploration activities.  If a commercially viable deposit is found to exist and we are unable to retain additional qualified personnel, we may be unable to enter into production and achieve profitable operations. These factors set forth above could inhibit our ability to compete with other companies in the industry and entered into production of the mineral claims if a commercial viable deposit is found to exist.

Numerous factors beyond our control may affect the marketability of any substances discovered. These factors include market fluctuations, the proximity and capacity of natural resource markets and processing equipment, government regulations, including regulations relating to prices, taxes, royalties, land tenure, land use, importing and exporting of minerals and environmental protection.
The exact effect of these factors cannot be accurately predicted, but the combination of these factors may result in our not receiving an adequate return on invested capital.

Gold Mining properties that produce at a cost higher than the prevailing market gold price generally cease operations whereas lower cost producers prosper. In the event a commercially viable deposit is found to exist, our method of competition will be to produce gold at a lower cost than the prevailing gold market price. We may be forced to cease operations if we are unable to produce at a cost lower cost than the prevailing gold market price.

Trademarks and Intellectual Property

We do not own, legally or beneficially, any patent or trademark.

Existing and Probable Governmental Regulation

We have and will, in the future, engage consultants to assist us with respect to our operations in Colombia. We are beginning to deal with the various regulatory and governmental agencies, and the rules and regulations of such agencies, in connection with the Marmato and Caramanta transactions. No assurances can be given that we will be successful in our efforts. Further, in order for us to operate and grow our business in Colombia, we need to continually conform to the laws, rules and regulations of such country and local jurisdiction. It is possible that the legal and regulatory environment pertaining to the exploration and development of gold mining properties will change. Uncertainty and new regulations and rules could increase our cost of doing business, or prevent us from conducting our business.

The Marmato and Caramanta projects are subject to political, economic and other uncertainties, including the risk of expropriation, nationalization, renegotiation or nullification of existing contracts, mining licenses and permits or other agreements, changes in laws or taxation policies, currency exchange restrictions, changing political conditions and international monetary fluctuations. Future government actions concerning the economy, taxation, or the operation and regulation of nationally important facilities such as mines could have a significant effect on our business. No assurances can be given that the our plans and operations will not be adversely affected by future developments in Colombia

Title to land (in Western legal terms) is often unclear. Disputes over land ownership are common, especially in the context of resource developments. Identifying all the affected landowners or related stakeholders, and structuring compensation arrangements that are both fair and acceptable to all of them, is often extremely difficult. We believe that the satisfactory resolution of any local landowner or related stakeholder concerns is essential to the eventual development and operation of modern gold mines in the Marmato and Caramanta projects. The failure to adequately address any such landowner or related stakeholder issues will disrupt our plans. Although we will spend considerable time, effort and expense in an attempt to resolve any landowner or related stakeholder issues associated with our planned operations, no assurance can be given that disruptions arising out of landowner or related stakeholder dissatisfaction will not occur.

In Colombia, except for a few exceptions, the subsoils are owned by the State. The State may authorize private parties to explore and develop mineral deposits under concession contracts. Until 2001, they could also be developed under Exploration and Exploitation Contracts executed with specialized agencies of the Colombian State. However, as of 2001, Colombia’s New Mining Code permits only concession contracts, which are awarded by a single entity and are subject to a standard set of conditions.

The concession contract grants to a concessionaire, in an exclusive manner, the faculty to carry out within the given area, the studies, works and installations necessary in order to establish the existence of the minerals, object of this contract, and to exploit them according to the principles, rules and criteria belonging to the accepted techniques of geology and mining engineering. It covers also the faculty to install and build within the mentioned area and outside it, the equipment, services and works necessary for an efficient exercise of the rights set forth in the Colombian Mining Code. The concession contract will be agreed on for a term that the proponent requests, and up to a maximum of thirty (30) years. Such term will start from the date of inscription of the contract at the National Mining Register.

We plan to apply for a master mining license which would include the exploration and mining rights for our Marmato Mountain Development Project.

Compliance with Environmental Laws

The Marmato and Caramanta Projects are subject to Colombian and local laws and regulations regarding environmental matters, the abstraction of water, and the discharge of mining wastes and materials. Any significant mining operations will have some environmental impact, including land and habitat impact, arising from the use of land for mining and related activities, and certain impact on water resources near the project sites, resulting from water use, rock disposal and drainage run-off. No assurances can be given that such environmental issues will not have a material adverse effect on our operations in the future.

The Colombian and/or local government could require us to remedy such consequences. The costs of such remediation could be material. Future environmental laws and regulations could impose increased capital or operating costs on us and could restrict the development or operation of any gold mines.

Research and Development Expenditures

We incurred research and development expenditures in the amount of $0 for the fiscal year ended December 31, 2005 and $0 for the fiscal year ended December 31, 2004.

Employees

Other than our executive officers, we have no employees. We do retain consultants to assist in our operations on an as-needed basis.

Item 2. Description of Property

Our principal offices are located at 666 Burrard Street, Suite 500, Vancouver, BC, Canada V6C 2X8.

Marmato Mountain Development Project

Location & Access

The Marmato deposit is located on the west side of the River Cauca 80 km due south of Medellin in the Department of Caldas, western Colombia at about 75º 37’ W and 5º 30’ N. Marmato is about a two-hour drive from Medellin along the paved, Pan American Highway. It is located 200 km west of the Pacific Ocean.

The topography in the Marmato area is abrupt with a relief of about 1,200 meters between the Cauca River (600 meter altitude) on the east side of the deposit and the peak of the mountain (1,800 meters) only 2.5km to the west. Nearby mountains reach up to 2,200 meters altitude. The mountain is covered by sub-tropical vegetation with much of the forest cleared for mining, settlements and grazing. There is craggy outcrop in the upper parts of the mountain and large landslides and talus slopes have been formed by mining. The veins outcrop on an east-facing mountain slope and the mineralized area is bounded by the Quebrada El Pantano on the north side and Quebrada Cascabel on the south. There are two towns on the mountain, the old Marmato town at 1,300 to 1,400 meter altitude which sits on top of the ore deposit and Nuevo Marmato town 1.5km to the east at a lower altitude of 900 to 1,000 meters.

Description of Our Interest in Property

Subsequent to the reporting period on January 12, 2006, we entered into a Stock Purchase Agreement with Investcol Limited ("Investcol") and RNC (Colombia) Limited (the "Agreement") and acquired twenty-five percent (25%) of the issued and outstanding stock of RNC (Colombia) Limited, a Belize corporation ("RNC"). We hold an option under the Agreement to acquire the remaining seventy five percent (75%) of RNC's issued and outstanding stock over a period of time. RNC is a subsidiary of Investcol that is the beneficial holder of 100% of the issued and outstanding stock of Compania Minera de Caldas S.A. ("Caldas"), a Colombia corporation that (i) owns certain mining rights, (ii) has options to acquire mining rights and (iii) has exclusive rights to evaluate certain property, all located in the Zona Alta portion of the Marmato project in Colombia.

The following table summarizes those mines located in the Zona Alta portion of the Marmato project in Colombia purchased by Caldas and is in the process of transferring the titles:

Map Reference No.	Name of Mine
254	La Castro
286	La Araujo 1
287	La Araujo 2
33	Conancos
110	San Antonio
290	Curubital 2
26	Churimo 1
289	La Esperanza
92	La Pinta
243	Pena 2
220	Los sapos
195	La Canta
212	Picacho
6	La Benicia
19	Carrizales
180	La Chontadura
186	El Derrumbo
244	La Derrota
183	El Cerro
228	La Ventura
232	La Virgen
288	Piedra Dorada

The following table summarizes those options on mines located in the Zona Alta portion of the Marmato project in Colombia held by Caldas:

Map Reference No.	Optioned Mine
51	La Eva
221	El Yarumo
2	Aguacate 2
129	Uno
158	La Corroncha
118	Testorito
158	Corroncha
5	El Barranco
181	Colon
37	Curubital
142	El Retorno

The locations of those mines purchased by Caldas are disclosed in the map below in red. The locations of those mines for which Caldas holds an option to acquire a working interest are disclosed in the map below in blue.

Title on mineral properties and mining rights involves certain inherent risks due to the difficulties of determining the validity of certain claims as well as the potential for problems arising from the frequently ambiguous conveyance history characteristic of many mining properties. Currently, we are in the process of investigating the title of above noted mineral concessions for which we hold the options to acquire through our equity interest in RNC. We cannot give any assurance that title to such properties will not be challenged or impugned and cannot be certain that we will have or acquire valid title to these mining properties.

Over the past 24 months, Cia Minera de Caldas has begun work by conducting a social evaluation of the district including a mining census to determine the social viability of constructing an open-pit gold mine. The mines operating at Marmato Mountain are currently operated underground by small scale miners using primitive mining methods.

History of Previous Operations

The Marmato deposit has been mined since pre-Colombian times. In the late 1800s to early 1900s an English company is said to have mined at Marmato. Since the mid 1900s, small scale mining has been carried out of the Zona Alta portion by individual miners under royalty agreements with the Colombian national mining agency MINERALCO.

Minera Phelps Dodge de Colombia explored the Zona Baja between 1984-1985 with the objective of defining a 300 tpd underground operation. They drilled 7 underground core holes and defined a proven reserve of 102,900 t @ 7.83 g/t Au and 24 g/t Ag, and a total reserve (proven, probable and possible) of 754,600 t at same grade. (pre NI-43-101; Conquistador, 1998). In 1993 Mineros Nacionales S.A. gained control of the Zona Baja and started to develop an underground mining operation. The following year Mineros de Antioquia S.A. acquired 51.75% of Mineros Nacionales and invested in upgrading the mine and mill. They contracted BISA (Buenaventura Ingenieros S.A.) of Peru to develop a mining plan. BISA defined a proven + probable reserve of 99,787 t @ 8.58 g/t Au and a possible reserve of 70,432 t @ 6.95 g/t Au. In late 1990s Mineros Nacionales drilled 24 underground core holes and 3 reverse circulation holes for exploration. By late 1990s the mine and mill were operating at 300 tpd with grades of 5-12 g/t Au. (Conquistador, 1998). In 1995 the mine produced 15,000 oz Au. In 1996, the mine was on care and maintenance.

Orsa Ventures Corp., formerly known as Conquistador Mines Ltd. and Western Platinum Holdings, explored Marmato between 1996 and 2000 with its Colombian subsidiary Corona Goldfields S.A. Corona signed a 4-year option to acquire 50.1% of Mineros Nacionales in 1996 (arid bought 13.15% which they sold in 2001), and acquired several mines in the Zona Alta. They drilled 44 holes (14,678 m), and completed a resource calculation and scoping study and resource calculation in 1998 (MRDI, 1998). Conquistador carried out no further work on the project due to expiration of the option contract.

At the same time, between 1995 and 1997, another Canadian junior company called Gran Colombia Resources Inc., currently operating under the name Wavve Telecommunications Inc., carried out exploration of the Echandia and Chaburquia properties on the north part of the Marmato system. They drilled 75 diamond holes for 15,000 m. A scoping study was completed by Geosystems International, Denver, in1997 which concluded that there was not sufficient grade continuity for a bulk-tonnage resource and mining operation, and no further work was carried out. Gran Colombia also bought 48.25% of Mineros Nacionales in 1996 and sold it in 1997.

A 1998 scoping study identified the presence of gold within our proposed area of development at Marmato Mountain. This scoping study delineating the gold deposit was completed by a previous operator that was not properly qualified. As a result, the findings of this study are not reliable and a qualified feasibility study will need to be completed by us before a reliable resource estimate can be made.

Proposed Program of Exploration and/or Development

We retained a consultant to evaluate and review our interests in the Zona Alta portion of the Marmato project in Colombia and make recommendations regarding proceeding with a work program. The following work program was recommended:

1.	Initial Program, recommended to start immediately.
a.	Rock chip sampling of all mine workings and outcrops. Take 2.0 m long samples and assay for gold plus multielements.
b.	Record vein directions, widths and density.
c.	Survey sample locations and mine workings.
d.	See memo of 8th February 2006 for sampling procedures.
e.	At the same time secure all of the exploration licenses.

2.
Drill Program. Assuming favorable results, an initial program of drilling could be carried out starting in about 3 months time. A first-pass drill program of 1,500 to 2,000 m is recommended. If this is successful an immediate follow-up program of should be carried out to give a total meterage of 5,000 to 10,000 m, depending on the deposit size. This could be achieved by late in the year to enable an inferred resource estimation to be made by the end of the year.

3.	Exploration of the 3 km mineralized trend should also be carried out. The terrain is steep and vegetated. Exploration methods to be used include:
a. Sampling and surveying of other mine workings.
b. High density steam sediment sampling.
c. Ridge and spur soil sampling.
d. The above accompanied by geological mapping.

4.	The terrain is steep and access is by a 300 m vertical trail. Mules (not horses) should be used for people, equipment and samples.

5.	Drilling can be carried out using man-portable rigs such as those of Kluane (Energold Drilling Corp, see ).

Caramanta Exploration Projects

Location & Access

The El Salto prospect is located 4.5 km north of the Marmato gold mine in the Department of Caldas, western Colombia at about 5º 30’ 52” N, 75º 35’ 45” W. It is 75 km south of Medellin and 200 km west of the Pacific Ocean. Marmato is about a two-hour drive from Medellin on the paved Pan American Highway. Access to El Salto is by continuation of the road north from Marmato to the end of La Loma at about 1,350 m altitude, where we have refurbished a small house as a base camp. This road is in poor condition. From La Loma a steep path descends some 300 m into the Quebrada San Francisco and the mine workings on the north side.

The El Salto prospect lies on a steep ridge between Rio Arquia on the north side, which marks the limit between Caldas and Antioquia Departments, and its tributary Quebrada San Francisco, on the south side. These flow into the Cauca River 2 km to the east.

The topography of the area is steep with a relief of over 1,800 m from the River Cauca at about 600 m altitude. The climate is sub-tropical humid and the area is heavily wooded with clearings for grazing. The known mineralization lies at an altitude of about 1,050 m to above 1,100 m.

Description of Our Interest in Property

On September 22, 2005, we entered into an Assignment Agreement with Investcol Limited (“Investcol”), a corporation organized and existing under the laws of Belize, where Investcol assigned, transferred, and conveyed to us all of its rights under a Contract for Purchase Option of Mining Concessions (“Original Option Contract”) entered into with CIA Servicios Y Logisticos Ltda., a corporation organized and existing under the laws of Colombia. As a result of the Assignment Agreement with Investcol, we acquired an option to purchase certain mining and mineral rights on property known as Concession 6602, 1343, and 6329 located in Caramanta Municipality, Antioquia Department, Medellin, Colombia (the “Property”). Our option on this property is currently unexercised.

On April 10, 2006, we entered into an Assignment Agreement with Investcol where Investcol assigned, transferred, and conveyed to us all of its rights under a Contract for Purchase (“Purchase Contract”) entered into with CIA Servicios Y Logisticos Ltda. As a result of the Assignment Agreement with Investcol, we acquired Investcol’s rights in certain mining contracts to exclusively engage in mining activities on Concessions 6993, 7039, 6821, and 6770 (the “Contracts”) and options that Investcol holds to acquire the exclusive rights to engage in mining activities on Concessions HET-31, 32, 26, 27, and HETG-01 (the “Options”) all located within an area in Colombia referred to as the Caramanta location. Our Options on this property is currently unexercised.

Title on mineral properties and mining rights involves certain inherent risks due to the difficulties of determining the validity of certain claims as well as the potential for problems arising for the frequently ambiguous conveyance history characteristic of many mining properties. Currently, we are in the process of investigating the title of the Property for which we hold the option to acquire certain mining and mineral rights. We cannot give any assurance that title to such properties will not be challenged or impugned and cannot be certain that we will have or acquire valid title to these mining properties.

Item 3. Legal Proceedings

We are not a party to any pending legal proceeding. We are not aware of any pending legal proceeding to which any of our officers, directors, or any beneficial holders of 5% or more of our voting securities are adverse to us or have a material interest adverse to us.

Item 4. Submission of Matters to a Vote of Security Holders

No matters have been submitted to our security holders for a vote, through the solicitation of proxies or otherwise, during the fourth quarter of the fiscal year ended December 31, 2005.

PART II

Item 5. Market for Common Equity and Related Stockholder Matters

Market Information

Our common stock is currently quoted on the OTC Bulletin Board (“OTCBB”), which is sponsored by the NASD. The OTCBB is a network of security dealers who buy and sell stock. The dealers are connected by a computer network that provides information on current "bids" and "asks", as well as volume information. Our shares are quoted on the OTCBB under the symbol “CGDF”

The following table sets forth the range of high and low bid quotations for our common stock as reported by the OTCBB following our eligibility for quotation on the OTCBB for each of the periods indicated. These quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions.

Fiscal Year Ending December 31, 2005
Quarter Ended	High $	Low $
March 31, 2005	10.05	0.25
June 30, 2005	1.05	0.5
September 30, 2005	0.9	0.7
December 31, 2005	1.55	0.65

Holders of Our Common Stock

As of April 7, 2006, we had approximately sixty-one (61) holders of record of our common stock and several other stockholders hold shares in street name.

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

Recent Sales of Unregistered Securities

We did not issue any securities without registration under the Securities Act of 1933 during the year ended December 31, 2005 which were not previously included in a Quarterly Report on Form 10-QSB or Current Report on Form 8-K.

Subsequent to the reporting period on January 6, 2006, we granted to our officers and directors options to purchase a total of 1,750,000 shares of our common stock at the exercise price of $0.75 per share with the options vesting completely over two years and exercisable for a period of ten years from the date of issuance. These shares and options were issued pursuant to Section 4(2) of the Securities Act of 1933, as amended. We did not engage in any general solicitation or advertising.

Subsequent to the reporting period on March 17, 2006, we granted to a member of the board of directors options to purchase 500,000 shares of our common stock at the exercise price of $1.65 per share with the options vesting completely over two years and exercisable for a period of ten years from the date of issuance. These shares and options were issued pursuant to Section 4(2) of the Securities Act of 1933, as amended. We did not engage in any general solicitation or advertising.

Subsequent to the reporting period on March 24, 2006, we granted to a consultant in connection with services to be rendered, options to purchase 100,000 shares of our common stock at the exercise price of $1.90 per share with the options vesting completely over two years and exercisable for a period of ten years from the date of issuance. These shares and options were issued pursuant to Section 4(2) of the Securities Act of 1933, as amended. We did not engage in any general solicitation or advertising.

Securities Authorized for Issuance Under Equity Compensation Plans

The following table provides information about our compensation plans under which shares of common stock may be issued upon the exercise of options as of December 31, 2005.

Equity Compensation Plans as of December 31, 2005
	A	B	C
Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and right	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (A)
Equity compensation plans approved by security holders	-	-	-
Equity compensation plans not approved by security holders	-	-	-
Total	-	-	-

Subsequent to the reporting period, we adopted 2006 Stock Incentive Plan, which provides for the grant of incentive stock options, non-qualified stock options, stock appreciation rights, restricted stock, performance shares and performance units, and stock awards our officers, directors or employees of, as well as advisers and consultants to, the Company.

Under the 2006 Stock Incentive Plan, we reserved 3,500,000 shares of common stock for the granting of options and rights. Such options and rights are to be granted at or above the fair market value of our common stock on the date of grant. All stock options and rights are to vest over a period as determined by the board of directors and expire not more than ten years from the date of granted.

Item 6. Management’s Discussion and Analysis

Forward-Looking Statements

Historical results and trends should not be taken as indicative of future operations. Management’s statements contained in this report that are not historical facts are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities and Exchange Act of 1934 (the “Exchange Act”), as amended. Actual results may differ materially from those included in the forward-looking statements. The Company intends such forward-looking statements to be covered by the safe-harbor provisions for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995, and is including this statement for purposes of complying with those safe-harbor provisions. Forward-looking statements, which are based on certain assumptions and describe future plans, strategies and expectations of the Company, are generally identifiable by use of the words “believe,” “expect,” “intend,” “anticipate,” “estimate,” “project,” “prospects,” or similar expressions. The Company’s ability to predict results or the actual effect of future plans or strategies is inherently uncertain. Factors which could have a material adverse affect on the operations and future prospects of the Company on a consolidated basis include, but are not limited to: unanticipated problems relating to exploration, hazards such as pollution, or other hazards which cannot be insured against or predicted, changes in economic conditions, availability of capital, competition, and generally accepted accounting principles. These risks and uncertainties should be considered in evaluating forward-looking statements and undue reliance should not be placed on such statements. Further information concerning the Company and its business, including additional factors that could materially affect the Company’s financial results, is included herein and in the Company’s other filings with the SEC.

Results of Operations for the Years Ended December 31, 2005 and 2004

We generated total income of $763 for the year ended December 31, 2005, as compared to total income of $5,164 for the year ended December 31, 2004. All income since our inception was generated by providing electronic filing services to companies that are required to electronically file reports with the SEC. In the first quarter of 2005, we discontinued these operations and began to reorganize our operations. Our current operations are focused on the acquisition and development of our interests in mining properties located in the Marmato Mountain Gold District located in Colombia. We did not generate any revenue during the reporting period from our current operations. We do not anticipate earning any revenues until such time that commercial production commences on the mining properties for which we currently hold an interest or may acquire an interest in the future. We are presently in the exploration stage of our business and we can provide no assurance that we will discover commercially exploitable levels of mineral resources on our property interests, or if such resources are discovered, that we will enter into commercial production. In addition, numerous regulatory, practical, legal and other obstacles could adversely affect our ability to achieve profitable operations.

We incurred operating expenses in the amount of $1,492,233 for the year ended December 31, 2005, as compared to $28,258 for the year ended December 31, 2004. Our expenses for the year ended December 31, 2004 were entirely attributable to general and administrative expenses. Our expenses for the year ended December 31, 2005 consisted primarily of mineral property acquisition and exploration expenditures in the amount of $1,179,298 and general and administrative expenses in the amount of $309,100. The mineral property acquisition and exploration expenditures incurred during the year ended December 31, 2005 relate to our acquisition of twenty-five percent (25%) of the issued and outstanding stock of RNC (Colombia) Limited, a Belize corporation ("RNC") and an option to purchase certain mining and mineral rights on property known as Concession 6602, 1343, and 6329 located in Caramanta Municipality, Antioquia Department, Medellin, Colombia. The substantial increase in our operating expenses in the year ended December 31, 2005 when compared to the prior year is primarily attributable to expenditures for the acquisition of interests in mineral properties.

We incurred a net loss of $1,491,470 in the year ended December 31, 2005, as compared to a net loss of $23,094 in the previous year. The increase in our net loss for the year ended December 31, 2005 as compared to the prior year is attributable to increased expenditures for the acquisition of interests in mineral properties.

Liquidity and Capital Resources

As of December 31, 2005, we had current assets of $1,746,396. Our current assets consisted of cash in the amount of $1,565,640 and prepaid expenses of $22,554 and exploration expenditure advances of $158,202. Our total liabilities as of December 31, 2005 consisted of accounts payable in the amount of $83,004. As a result, on December 31, 2005, we had working capital of $1,663,392.

Operating activities used $1,339,165 in cash for the year ended December 31, 2005. Our net loss of $1,491,470 was the primary component of our negative operating cash flow.

Investing activities during the year ended December 31, 2005 consisted of website development costs of $21,000 and the purchase of equipment in the amount of $1,780.

Cash flows provided by financing activities during the year ended December 31, 2005 consisted of $1,767,650 for proceeds from share subscriptions received and $1,055,250 related to the issuance of common stock.

We primarily relied on equity capital to fund our operations during the year ended December 31, 2005. During the reporting period, we sold securities to accredited investors. During the year ended December 31, 2005, we received proceeds of $1,055,250 from accredited investors and issued a total 4,589,100 of our common stock which included a finder fee of 368,100 common stocks. Further, during the year ended December 31, 2005, we received proceeds of $1,767,650 from share subscriptions and issued a total of 2,946,083 shares of our common stock subsequent to the year ended.

The underlying drivers that resulted in material changes and the specific inflows and outflows of cash in the year ended December 31, 2005 are as follows:

a.	Mineral property acquisition costs, and
b.	We obtained financing from the issuance of common stock. Our management believes that additional issuance of stock and/or debt financing will be required to satisfy our projected expenditures in 2006.

In order for us to finance operations and be able to make payments related to the acquisition of identified properties and exercise existing options, additional funding will be required from external sources. Our business plan includes completing the acquisition of the remaining 75% equity interest in RNC. The purchase of the next 50% interest will require additional funds of at least approximately $19,000,000 over the next 8 months, in addition to the issuance of 6 million additional shares of our common stock. There can be no assurance that we will be successful in acquiring more than our current twenty-five percent equity interest in RNC. We intend to fund operations through debt and/or equity financing arrangements, which may be insufficient to fund our capital expenditures, working capital, or other cash requirements for the year ending December 31, 2006. There can be no assurance that any additional financing will be available to us on acceptable terms, or at all.

Off Balance Sheet Arrangements

As of December 31, 2005, there were no off balance sheet arrangements.

Going Concern

We incurred a net loss of $1,550,963 for the period from inception on March 23, 2003 to December 31, 2005 and are not presently generating any revenue. Our future is dependent upon our ability to obtain financing and upon future acquisition, exploration and development of profitable operations from our mineral properties. We plan to seek additional financing in a private equity offering to secure funding for our operations. There can be no assurance that such additional financing will be available to us on acceptable terms or at all. These factors, among others, raise substantial doubt about our ability to continue as a going concern. The financial statements do not include any adjustment to reflect the possible future effect on the recoverability and classification of the assets or the amounts and classification of liabilities that may result should we cease to continue as a going concern.

Critical Accounting Policies

In December 2001, the SEC requested that all registrants list their most “critical accounting polices” in the Management Discussion and Analysis. The SEC indicated that a “critical accounting policy” is one which is both important to the portrayal of a company’s financial condition and results, and requires management’s most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain. We believe that the following accounting policies fit this definition.

Mineral Claim Payments and Exploration Expenditures

We expense all costs related to the acquisition, maintenance and exploration costs relating to unproven mineral properties, to which we have secured exploration rights. When proven and probable reserves are determined for a property and a feasibility study prepared with respect to the property, then subsequent exploration and development costs of the property will be capitalized. To date, we have not established the commercial feasibility of our exploration prospects. Therefore, all costs have been expensed.

Environmental Costs

Environmental expenditures that related to current operations are charged to operations or capitalized as appropriate. Expenditures that relate to an existing condition caused by past operations, and which do not contribute to current or future revenue generation, are charged to operations. Liabilities are recorded when environmental assessments and/or remedial efforts are probable, and the cost can be reasonably estimated. Generally, the timing of these accruals coincides with the earlier of completion of a feasibility study or our commitments to plan of action based on the then known facts.

Recently Issued Accounting Pronouncements

In November 2004, the FASB issued SFAS 151, "INVENTORY COSTS", which revised ARB 43, relating to inventory costs. This revision is to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs and wasted material (spoilage). This Statement requires that these items be recognized as a current period charge regardless of whether they meet the criterion specified in ARB 43. In addition, this Statement requires the allocation of fixed production overheads to the costs of conversion to be based on normal capacity of the production facilities. SFAS 151 is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. We do not believe the adoption of SFAS 151 will have a material impact on our financial statements.

In December 2004, the FASB issued SFAS 153, "EXCHANGES OF NONMONETARY ASSETS", which changes the guidance in APB Opinion 29, "ACCOUNTING FOR NONMONETARY TRANSACTIONS". This Statement amends Opinion 29 to eliminate the exception for non-monetary exchanges of similar productive assets and replaces it with a general exception for exchanges of non-monetary assets that do not have commercial substance. A non-monetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. SFAS 153 is effective during fiscal years beginning after June 15, 2005. We do not believe the adoption of SFAS 153 will have a material impact on our financial statements.

In May 2005, the FASB issued SFAS No. 154, entitled Accounting Changes and Error Corrections--a replacement of APB Opinion No. 20 and FASB Statement No. 3. This Statement replaces APB Opinion No. 20, Accounting Changes, and FASB Statement No. 3, Reporting Accounting Changes in Interim Financial Statements, and changes the requirements for the accounting for and reporting of a change in accounting principle. This Statement applies to all voluntary changes in accounting principle. It also applies to changes required by an accounting pronouncement in the unusual instance that the pronouncement does not include specific transition provisions. Opinion 20 previously required that most voluntary changes in accounting principle be recognized by including in net income of the period of the change the cumulative effect of changing to the new accounting principle. This Statement requires retrospective application to prior periods' financial statements of changes in accounting principle, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. This Statement defines retrospective application as the application of a different accounting principle to prior accounting periods as if that principle had always been used or as the adjustment of previously issued financial statements to reflect a change in the reporting entity. This Statement also redefines restatement as the revising of previously issued financial statements to reflect the correction of an error. The adoption of SFAS 154 did not impact the financial statements.

Item 7. Financial Statements

Index to Financial Statements:

Audited Financial Statements:
F-1	Report of Independent Registered Public Accounting Firm;
F-2	Balance Sheets as of December 31, 2005 and 2004;
F-3	Statements of Operations - Years Ended December 31, 2005 and 2004;
F-4	Statements of Stockholders’ Equity (Deficiency) for the Years Ended December 31, 2005 and 2004;
F-5	Statements of Cash Flows for the Years Ended December 31, 2005 and 2004;
F-6	Notes to Financial Statements;

COLOMBIA GOLDFIELDS LTD.
(FORMERLY SECURE AUTOMATED FILING ENTERPRISES INC.)
(An Exploration Stage Company)

FINANCIAL STATEMENTS

DECEMBER 31, 2005 AND 2004

Vellmer & Chang
Chartered Accountants *
505 - 815 Hornby Street
Vancouver, B.C, V6Z 2E6
Tel: 604-687-3776
Fax: 604-687-3778
E-mail: info@vellmerchang.com
* denotes a firm of incorporated professionals

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders of
Colombia Goldfields Ltd.
(formerly Secure Automated Filing Enterprises Inc.)
(An Exploration Stage Company)

We have audited the balance sheets of Colombia Goldfields Ltd. (formerly Secure Automated Filing Enterprises Inc.) (“the Company”) as at December 31, 2005 and 2004 and the related statements of operations, stockholders’ equity and cash flows for the years then ended and for the period cumulative from inception on March 25, 2003 to December 31, 2005. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, these financial statements present fairly, in all material respects, the financial position of the Company as at December 31, 2005 and 2004 and the results of its operations and it’s cash flows for the years then ended and for the period cumulative from inception on March 25, 2003 to December 31, 2005 in conformity with generally accepted accounting principles in the United States of America.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company’s business is in the exploration stage and has no source of revenue. At December 31, 2005 the Company has recurring loss and requires financing, either through issuing shares or debt, to fund its mineral exploration commitments. These factors together raise substantial doubt about its ability to continue as a going concern. Management’s plans in regards to these matters are also discussed in Note 1. The financial statements do not include any adjustment that might result from the outcome of this uncertainty.

Vancouver, Canada	"Vellmer & Chang”
April 10, 2006	Chartered Accountants

COLOMBIA GOLDFIELDS LTD.
(FORMERLY SECURE AUTOMATED FILING ENTERPRISES INC.)
(An Exploration Stage Company)

BALANCE SHEETS

	December 31,	December 31,
As at	2005	2004
	$	$
ASSETS

Current

Cash and cash equivalents	1,565,640	104,685
Accounts receivable	-	910
Prepaid expenses	22,554	-
Exploration expenditure advances	158,202	-

	1,746,396	105,595

Property and equipment, net of accumulated amortization
Of $335 (Note 4)	1,445	-

Website Development Cost, net of accumulated amortization
of $3,500	17,500	-

	1,765,341	105,595

LIABILITIES

Current

Accounts payable and accrued liabilities	83,004	3,687
Advances from a related party (Note 3)	-	6,000

	83,004	9,687

STOCKHOLDERS’ EQUITY

Common stock (Note 5)
Authorized: 50,000,000 shares, $0.00001 par value
Issued and outstanding: 29,589,100 shares (December 31, 2004: 24,000,000 shares)	296	240

Additional paid-in capital	1,465,354	155,161

Share subscriptions	1,767,650	-

(Deficit) accumulated during the exploration stage	(1,550,963)	(59,493)

	1,682,337	95,908

	1,765,341	105,595

NOTE 1 - INCORPORATION, NATURE AND CONTINUANCE OF OPERATIONS

See accompanying Notes to the Financial Statements

COLOMBIA GOLDFIELDS LTD.
(FORMERLY SECURE AUTOMATED FILING ENTERPRISES INC.)
(An Exploration Stage Company)

STATEMENTS OF OPERATIONS

			Cumulative from
			inception (March 25, 2003)
	Year ended	Year ended	through
	December 31,	December 31,	December 31,
	2005	2004	2005
	$	$	$

OPERATING EXPENSES

General and administrative	309,100	28,258	377,657
Amortization - equipment	335	-	335
Amortization - website development cost	3,500	-	3,500
Mineral property acquisition and exploration expenditures	1,179,298	-	1,179,298

(Loss) from continuing operations	(1,492,233)	(28,258)	(1,560,790)

Income from discontinued operations	763	5,164	9,827

NET LOSS FOR THE PERIOD	(1,491,470)	(23,094)	(1,550,963)

INCOME (LOSS) PER SHARE - BASIC AND DILUTED

(Loss) from continuing operations	(0.06)	(0.00)
Income from discontinued operations	0.00	0.00

NET INCOME (LOSS)	(0.06)	(0.00)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUSTANDING - BASIC AND DILUTED	25,260,136	8,482,192

See accompanying Notes to the Financial Statements

COLOMBIA GOLDFIELDS LTD.
(FORMERLY SECURE AUTOMATED FILING ENTERPRISES INC.)
(An Exploration Stage Company)

STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIENCY)

From Inception (March 25, 2003) to December 31, 2005:
	Common Shares	Stock Amount	Additional Paid-in Capital	Share Subscriptions received	Deficit Accumulated During The Exploration Stage	Total Stockholders’ Equity (Deficiency)
		$	$	$	$	$

Issue of common stock for cash at $0.000125 per share on March 25, 2003	8	-	1	-	-	1
Issue of common stock for cash at $0.000125 per share on May 5, 2003	16,000,000	160	1,840	-	-	2,000
Repurchase of common stock for cash at $0.000125 per share on October 31, 2003	(8,000,008)	(80)	(920)	-	-	(1,000)
Donated Capital	-	-	35,200	-	-	35,200
Net loss for the period	-	-	-	-	(36,399)	(36,399)
Balance, December 31, 2003	8,000,000	80	36,121	-	(36,399)	(198)
Issue of common stock for cash at $0.00625 per share on December 20, 2004	16,000,000	160	99,840	-	-	100,000
Donated Capital	-	-	19,200	-	-	19,200
Net loss for the period	-	-	-	-	(23,094)	(23,094)
Balance, December 31, 2004	24,000,000	240	155,161	-	(59,493)	95,908
Issue of common stock for Mineral concessions at $0.25 per share on September 22, 2005	1,000,000	10	249,990	-	-	250,000
Issue of 4,221,000 common stocks for cash at $0.25 per share and 368,100 common stocks for finder fee on October 14, 2005	4,589,100	46	1,055,204	-	-	1,055,250
Forgiveness of advances from a related party			4,999	-	-	4,999
Share Subscriptions Received	-	-	-	1,767,650	-	1,767,650
Net loss for the year	-	-	-	-	(1,491,470)	(1,491,470)
Balance, December 31, 2005	29,589,100	296	1,465,354	1,767,650	(1,550,963)	1,682,337

See accompanying Notes to the Financial Statements

COLOMBIA GOLDFIELDS LTD.
(FORMERLY SECURE AUTOMATED FILING ENTERPRISES INC.)
(An Exploration Stage Company)

STATEMENTS OF CASH FLOWS

			Cumulative from
	Year	Year	inception (March 25, 2003)
	ended	ended	through
	December 31,	December 31,	December 31,
	2005	2004	2005
	$	$	$

OPERATING ACTIVITIES:
(Loss) from operations	(1,491,470)	(23,094)	(1,550,963)
Items not requiring cash outlay:
- Consulting fees		19,200	52,400
- Website design and software development	-	-	2,000
- Amortization of equipment	335	-	335
- Amortization of website development cost	3,500	-	3,500
- Mineral property acquisition	250,000	-	250,000
Cash provided by (used in) changes in operating
assets and liabilities:
- Accounts receivable	910	(250)	-
- Prepaid expenses and deposit	(22,554)	-	(22,554)
- Exploration expenditure advances	(158,202)		(158,202)
- Accounts payable and accrued liabilities	79,317	87	83,004
- Advances from a related party	(1,001)	5,251	4,999

Net cash provided by operating activities	(1,339,165)	1,194	(1,335,481)

FINANCING ACTIVITIES:
Issuance of common stock	1,055,250	100,000	1,156,251
Proceeds of share subscription received	1,767,650	-	1,767,650

Net cash provided by financing activities	2,822,900	100,000	2,923,901

INVESTING ACTIVITIES:
Purchase of equipment	(1,780)	-	(1,780)
Purchase of website development cost	(21,000)	-	(21,000)

Net cash provided by investing activities	(22,780)	-	(22,780)

INCREASE IN CASH	1,460,955	101,194	1,565,640

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	104,685	3,491	-

CASH AND CASH EQUIVALENTS AT END OF PERIOD	1,565,640	104,685	1,565,640

SUPPLEMENTAL CASH FLOWS INFORMATION
Interest expense	-	-	-
Taxes	-	-	-

See accompanying Notes to the Financial Statements

COLOMBIA GOLDFIELDS LTD.
(FORMERLY SECURE AUTOMATED FILING ENTERPRISES INC.)
(An Exploration Stage Company)

NOTES TO THE FINANCIAL STATEMENTS
DECEMBER 31, 2005 AND 2004

NOTE 1 - INCORPORATION, NATURE AND CONTINUANCE OF OPERATIONS

The Company was incorporated under the laws of the State of Nevada, U.S.A., on March 25, 2003. The Company changed its name from Secure Automated Enterprises, Inc. to Colombia Goldfields Ltd. on May 13, 2005. The Company changed its operational focus from providing electronic filings services for public access document submissions to the U.S. Securities Exchange Commission, to acquisition of, exploration for and development of mineral properties. The Company is currently in the exploration stage.

In the first quarter of 2005, the Company discontinued its electronic filings services operations and its income and expense relating to its operations have been classified as discontinued operations in the Statements of Operations for all comparative periods.

The Company has incurred a net loss of $(1,550,963) for the period from inception on March 23, 2003 to December 31, 2005 and has no source of revenue. The future is dependent upon its ability to obtain financing and upon future acquisition, exploration and development of profitable operations from its mineral properties. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Although there are no assurances that management’s plans will be realized, management believes that the Company will be able to continue operations in the future. Management intends to continue relying upon the issuance of securities to finance the development of its business. There can be no assurance that it will be successful in raising the funds necessary to maintain operations, or that a self-supporting level of operations will ever be achieved. The financial statements do not include any adjustment to reflect the possible future effect on the recoverability and classification of the assets or the amounts and classification of liabilities that may result should the Company cease to continue as a going concern.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Cash and Cash Equivalents

The Company considers all highly liquid instruments with a maturity of three months or less at the time of issuance to be cash equivalents. As at December 31, 2005, the Company has cash and cash equivalents in the amount of $US 1,476,361 (2004 - $US 53,866) which are over the federally insured limit.

Website and Software Development Costs

The Company recognizes the costs incurred in the development of the Company’s website in accordance with EITF 00-2 “Accounting for Website Development Costs” and, with the provisions of AICPA Statement of Position No. 98-1, “Accounting for the Costs of Computer Software Developed or Obtained for Internal Use”. Accordingly, direct costs incurred during the application stage of development are capitalized and amortized over the estimated useful life of three years. Fees incurred for website hosting are expensed over the period of the benefit. Costs of operating a website are expensed as incurred. Amortization expense is a total of $3,500 for the year ended December 31, 2005 (2004: $nil)

COLOMBIA GOLDFIELDS LTD.
(FORMERLY SECURE AUTOMATED FILING ENTERPRISES INC.)
(An Exploration Stage Company)

NOTES TO THE FINANCIAL STATEMENTS
DECEMBER 31, 2005 AND 2004

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (cont’d…)

Office Equipment

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

Environmental Costs

Environmental expenditures that related to current operations are charged to operations or capitalized as appropriate. Expenditures that relate to an existing condition caused by past operations, and which do not contribute to current or future revenue generation, are charged to operations. Liabilities are recorded when environmental assessments and/or remedial efforts are probable, and the cost can be reasonably estimated. Generally, the timing of these accruals coincides with the earlier of completion of a feasibility study or the Company’s commitments to plan of action based on the then known facts.

Comprehensive Income

In accordance with SFAS 130, “Reporting Comprehensive Income” (“SFAS 130"), comprehensive income consists of net income and other gains and losses affecting stockholder’s equity that are excluded from net income, such as unrealized gains and losses on investments available for sale, foreign currency translation gains and losses when the Company has a functional currency other than U.S. dollars, and minimum pension liability. For the period ended December 31, 2005 the Company’s financial statements include none of the additional elements that affect comprehensive income. Accordingly, net income and comprehensive income are identical.

Stock-Based Compensation

During the year, the Company adopted SFAS No. 123(revised), "Share-Based Payment", to account for its stock options and similar equity instruments issued. Accordingly, compensation costs attributable to stock options or similar equity instruments granted are measured at the fair value at the grant date, and expensed over the expected vesting period. SFAS No. 123(revised) requires excess tax benefits be reported as a financing cash inflow rather than as a reduction of taxes paid. The adoption of SFAS No. 123(revised) did not have an impact on the Company’s financial statements. As at December 31, 2005 the Company has not issued any stock options or similar equity instruments.

COLOMBIA GOLDFIELDS LTD.
(FORMERLY SECURE AUTOMATED FILING ENTERPRISES INC.)
(An Exploration Stage Company)

NOTES TO THE FINANCIAL STATEMENTS
DECEMBER 31, 2005 AND 2004

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (cont’d…)

Foreign Currency Translation

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

Assets retirement obligations

The Company has adopted SFAS No 143, Accounting for Assets Retirement Obligations which requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred. SFAS No. 143 requires the Company to record a liability for the present value of the estimated site restoration costs with corresponding increase to the carrying amount of the related long-lived assets. The liability will be accreted and the asset will be depreciated over the life of the related assets. Adjustments for changes resulting from the passage of time and changes to either the timing or amount of the original present value estimate underlying the obligation will be made. As at December 31, 2005 and 2004, the Company does not have any asset retirement obligations.

COLOMBIA GOLDFIELDS LTD.
(FORMERLY SECURE AUTOMATED FILING ENTERPRISES INC.)
(An Exploration Stage Company)

NOTES TO THE FINANCIAL STATEMENTS
DECEMBER 31, 2005 AND 2004

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (cont’d…)

Long-lived assets impairment

Long-term assets of the Company are reviewed for impairment whenever events or circumstances indicate that the carrying amount of assets may not be recoverable, pursuant to guidance established in SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets.

Management considers assets to be impaired if the carrying value exceeds the future projected cash flows from related operations (undiscounted and without interest charges). If impairment is deemed to exist, the assets will be written down to fair value. Fair value is generally determined using a discounted cash flow analysis.

Accounting for Derivative Instruments and Hedging Activities

The Financial Accounting Standards Board (“FASB”) issued SFAS No. 133 Accounting for Derivative Instruments and Hedging Activities. SFAS No. 133 requires companies to recognize all derivatives contracts as either assets or liabilities in the balance sheet and to measure them at fair value. If certain conditions are met, a derivative may be specifically designated as a hedge, the objective of which is to match the timing of gain or loss recognition on the hedging derivative with the recognition of (i) the changes in the fair value of the hedged asset or liability that are attributable to the hedged risk or (ii) as a hedging instrument, the gain or loss is recognized in income in the period of change.

Historically, the Company has not entered into derivative contracts either to hedge existing risks or for speculative purposes. The adoption of this statement does not have an impact on the Company’s financial statements.

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

COLOMBIA GOLDFIELDS LTD.
(FORMERLY SECURE AUTOMATED FILING ENTERPRISES INC.)
(An Exploration Stage Company)

NOTES TO THE FINANCIAL STATEMENTS
DECEMBER 31, 2005 AND 2004

Recent Accounting Pronouncements

In November 2004, the FASB issued SFAS 151, "INVENTORY COSTS", which revised ARB 43, relating to inventory costs. This revision is to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs and wasted material (spoilage). This Statement requires that these items be recognized as a current period charge regardless of whether they meet the criterion specified in ARB 43. In addition, this Statement requires the allocation of fixed production overheads to the costs of conversion to be based on normal capacity of the production facilities. SFAS 151 is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. The Company does not believe the adoption of SFAS 151 will have a material impact on the Company's financial statements.

In December 2004, the FASB issued SFAS 153, "EXCHANGES OF NONMONETARY ASSETS", which changes the guidance in APB Opinion 29, "ACCOUNTING FOR NONMONETARY TRANSACTIONS". This Statement amends Opinion 29 to eliminate the exception for non-monetary exchanges of similar productive assets and replaces it with a general exception for exchanges of non-monetary assets that do not have commercial substance. A non-monetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. SFAS 153 is effective during fiscal years beginning after June 15, 2005. The Company does not believe the adoption of SFAS 153 will have a material impact on the Company's financial statements.

In May 2005, the FASB issued SFAS No. 154, entitled Accounting Changes and Error Corrections--a replacement of APB Opinion No. 20 and FASB Statement No. 3. This Statement replaces APB Opinion No. 20, Accounting Changes, and FASB Statement No. 3, Reporting Accounting Changes in Interim Financial Statements, and changes the requirements for the accounting for and reporting of a change in accounting principle. This Statement applies to all voluntary changes in accounting principle. It also applies to changes required by an accounting pronouncement in the unusual instance that the pronouncement does not include specific transition provisions. Opinion 20 previously required that most voluntary changes in accounting principle be recognized by including in net income of the period of the change the cumulative effect of changing to the new accounting principle. This Statement requires retrospective application to prior periods' financial statements of changes in accounting principle, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. This Statement defines retrospective application as the application of a different accounting principle to prior accounting periods as if that principle had always been used or as the adjustment of previously issued financial statements to reflect a change in the reporting entity. This Statement also redefines restatement as the revising of previously issued financial statements to reflect the correction of an error. The adoption of SFAS 154 did not impact the financial statements.

COLOMBIA GOLDFIELDS LTD.
(FORMERLY SECURE AUTOMATED FILING ENTERPRISES INC.)
(An Exploration Stage Company)

NOTES TO THE FINANCIAL STATEMENTS
DECEMBER 31, 2005 AND 2004

NOTE 3 - ADVANCES FROM A RELATED PARTY

The advances from a related party are due to a former Officer and Director of the Company, and are non-interest bearing, unsecured and due on demand. During the fiscal year 2005, the related party forgave $4,999 and the amount was credited to additional paid-in capital.

NOTE 4 - PROPERTY AND EQUIPMENT

1. Mineral Property:

(i) Caramanta Project

On September 22, 2005, the Company entered into an Assignment Agreement with Investcol Limited (Investcol) where Investcol assigned, transferred, and conveyed to the Company all of its rights under a contract for Purchase Option of Mining Concessions (“Original Option Contract”) entered into with Cia Servicios Y Logisticos ltda. As the result of the Assignment Agreement, the Company acquired an option to purchase certain mining and mineral rights on property known as Concession 6602, 1343 and 6329 located in Carmanta Municipality, Antioquia Department, Medellin, Colombia for $10,000, on condition that $2,990,000 is invested in exploratory work on the property over a three year period. In consideration for this assignment, the Company agreed to issue 1,000,000 common shares (issued) to Investcol. The issued 1,000,000 common stock valued at fair market value of $250,000 has been expensed and included in the mineral property acquisition and exploration expenditures as at December 31, 2005.

Pursuant to the Assignment Agreement, the Company is committed to fund the $2,990,000 exploratory work as follows:

a)	$500,000 (advanced) upon the closing of the Assignment Agreement
b)
$750,000 during the 12 month period commencing June 25, 2005; and on the earlier of June, 2006 or commencement of the second exploration phase, one million restricted shares of the Company’s common shares

c)	$1,740,000 during the 12 month period commencing June 25, 2007.

In addition, the Company agreed to pay $7,500 per month as an office fee through July 31, 2006 to Investcol for the management of exploration activities. As at December 31, 2005, $37,500 has been expensed and included in the mineral acquisition and exploration expenditures.

Title on mineral properties and mining rights involves certain inherent risks due to the difficulties of determining the validity of certain claims as well as the potential for problems arising for the frequently ambiguous conveyance history characteristic of many mining properties. Currently, the Company is in the process of investigating the title of above noted mineral concessions for which it holds the options to acquire, the Company cannot give any assurance that title to such properties will not be challenged or impugned and cannot be certain that will have valid title to its mining properties. The Company relies on title opinions by legal counsel who base such opinions on the laws of countries in which the Company operates.

COLOMBIA GOLDFIELDS LTD.
(FORMERLY SECURE AUTOMATED FILING ENTERPRISES INC.)
(An Exploration Stage Company)

NOTES TO THE FINANCIAL STATEMENTS
DECEMBER 31, 2005 AND 2004

(ii) Marmato Project

Subsequent to the year end, on January 12, 2006, the Company entered into a Stock Purchase Agreement with Investcol Limited ("Investcol") and RNC (Colombia) Limited (the "Agreement"), whereby the Company would (i) acquire twenty-five percent (25%) of the issued and outstanding stock of RNC (Colombia) Limited, a Belize corporation ("RNC") and (ii) hold an option to acquire the remaining seventy five percent (75%) of RNC's issued and outstanding stock over a period of time. RNC is a subsidiary of Investcol that is the beneficial holder of 100% of the issued and outstanding stock of Compania Minera De Caldas, S.A. ("Caldas"), a Colombia corporation that (i) owns certain mining rights, (ii) has options to acquire mining rights and (iii) has exclusive rights to evaluate certain property, all located in the Zona Alta portion of the Marmato project in Colombia. Pursuant to the Stock Purchase Agreement, the Company has the option to:

a.
acquire 25% of the total outstanding shares of RNC by the issuance of 1,000,000 common shares of the Company to Investcol and the advance to RNC of a $1,200,000 non-interest bearing loan. (The Company acquired 25% of ownership on February 14, 2006)

b.
to acquire an additional 25% of RNC (total 50% of RNC) by issuance of 2,000,000 shares of the Company to Investcol and the advance of an additional $4,000,000 non-interest bearing loan to RNC in two instalments of $1,000,000 and $3,000,000 on or before March 15, 2006 and April 30, 2006, respectively. However, in the event the additional 25% ownership is not exercised, the Company shall forgive the repayment of the $1,200,000 non-interest bearing loan that advanced to RNC as noted above. (On March 10, 2006, the Company entered an extension agreement with Investcol to extend the acquisition of the additional 25%, resulting owning 50% of RNC, by issuance of 2,000,000 shares of the Company and advancing the $4,000,000 non-interest bearing loan on or before April 30, 2006.)

c.
to acquire an additional 25% of RNC (total 75% of RNC) by the issuance of 4,000,000 common shares of the Company to Investcol and an additional $15,000,000 non-interest bearing loan to RNC on or before October 30, 2006.

d.
have the option until May 1, 2009 to acquire the final 25% of RNC (total 100% of RNC) for a price equal to the 25% of the value of Caldas determined by a bankable feasibility study prepared by a certified mineral property evaluator, or other acceptable third party. Payment of the purchase price can be made by the Company in either cash or the Company’s common shares (which will be valued at 90% of the average closing provide of the Company’s common shares)

On February 14, 2006, the Company completed the acquisition of 25% of RNC by the issuance of 1,000,000 common stock of the Company to Investcol and advanced $1,200,000 non-interest bearing loan to RNC. As at December 31, 2005, $550,000 (as part of a $1,200,000 non-interest bearing loan) was advanced to RNC.

COLOMBIA GOLDFIELDS LTD.
(FORMERLY SECURE AUTOMATED FILING ENTERPRISES INC.)
(An Exploration Stage Company)

NOTES TO THE FINANCIAL STATEMENTS
DECEMBER 31, 2005 AND 2004

Subsequent to the completion of and in connection with the above noted Stock Purchase Agreement, the Company agreed to repay RNC (Management) Limited, a company controlled by a director of the Company, for $625,516 invested in identifying exploration and mining opportunities in Colombia and to advance the Marmato project.

Pursuant to the above noted Stock Purchase Agreement and subsequent to the acquisition of 25% of RNC, the Company becomes the principal financial support and primary beneficiary for the operations of RNC and its subsidiary Caldas. In accordance with Interpretation No. 46R, Consolidation of Variable Interest Entities (“FIN 46R”), variable interest entities (VIEs) are generally entities that lack sufficient equity to finance their activities without additional financial support from other parties or whose equity holders lack adequate decision making ability. The Company concluded that RNC and Caldas are VIEs and the financial statements of RNC and Caldas will be consolidated into the Company’s financial statements on the first quarter of 2006.

The Company has determined the above noted Caramanta and Marmato projects as one operation project in consideration of their nature of operations and geographic location. During the fiscal year 2005, in connection with the above noted Assignment Agreement and Stock Purchase Agreement, the Company advanced a total $1,050,000 to identify and acquire exploration and mining opportunities in Colombia. As at December 31, 2005, included within this $1,050,000, (i) $245,725 incurred / reimbursed for the acquisition of the mineral property; (ii) $356,073 incurred / reimbursed in establishing the mineral claims, mine studies, consulting and general administration; and (iii) $290,000 was paid to RNC (Management) Limited for previous work done in Marmato Project, which have been expensed in the current period as mineral property acquisition and exploration expenditures. The remaining balance of $158,202 is recorded as the exploration expenditure advances as at December 31, 2005.

2. Equipment:

As at December 31, 2005	Cost $	Accumulated Amortization $	Net book Value $
Office equipment	1,780	335	1,445

COLOMBIA GOLDFIELDS LTD.
(FORMERLY SECURE AUTOMATED FILING ENTERPRISES INC.)
(An Exploration Stage Company)

NOTES TO THE FINANCIAL STATEMENTS
DECEMBER 31, 2005 AND 2004

NOTE 5 - STOCKHOLDERS’ EQUITY

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

For the year ended December 31, 2005, the Company issued 1,000,000 restricted common shares valued at an estimated market price of $0.25 per share, pursuant to an option to acquire a 100% interest in certain mining and mineral rights on three gold properties known as the Caramanta concessions in the Marmato Mountain mining district, Colombia.

For the year ended December 31, 2005, the Company completed a private placement and issued 4,221,000 units at a price of $0.25 per share for total proceeds of $1,055,250. Each unit consisted of one common share and one non-transferable warrant, entitling the holder to acquire one additional common share at a price of $ 0.50, exercisable on or before October 14, 2006. The Company also issued 368,100 shares as a finders’ fee relating to this private offering.

There are no shares subject to agreements or options as at December 31, 2005.

Warrants

As at December 31, 2005, the following warrants were issued and outstanding:

4,589,100	$ 0.50 per share	Expiry - October 14, 2006

NOTE 6 - DONATED CAPITAL

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

COLOMBIA GOLDFIELDS LTD.
(FORMERLY SECURE AUTOMATED FILING ENTERPRISES INC.)
(An Exploration Stage Company)

NOTES TO THE FINANCIAL STATEMENTS
DECEMBER 31, 2005 AND 2004

NOTE 7 - RELATED PARTY TRANSACTIONS

During the year ended December 31, 2005 the Company:

•	paid $29,875 (2004: $nil) for management fees to directors and a former senior officer of the Company.

•	paid $37,500 (2004: $nil) for administration of exploration activities to a shareholder of the Company.

•	paid $2,122 (2004: $nil) for consulting to a director of the Company.

•	paid $11,250 (2004: $nil) for office rent to a company related to a director of the Company.

Included in prepaid expenses is $9,585 (2004: $nil) pertaining to office rent paid to a company related to a director of the Company.

Included in accounts payable and accrued liabilities is $19,883 (2004: $nil) payable to directors of the Company and to a company related to a director.

See Note 3, 4 (1) and 11 (ii)

NOTE 8 - INCOME TAXES

The potential benefit of net operating loss carry forwards has not been recognized in the financial statements since the Company cannot be assured that it is more likely than not that such benefit will be utilized in future years. The components of the net deferred tax asset, the statutory tax rate, the effective rate and the elected amount of the valuation allowance are as follows:

			Cumulative
			from
			Inception
	Year	Year	(March 25,
	Ended	Ended	2003) to
	December 31,	December 31,	December 31,
	2005	2004	2005

Statutory and effective tax rate	15%	15%	15%
	$	$	$
Income taxes recovered at the
statutory and effective tax rate	223,000	3,500	232,000

Less permanent timing differences:
Donated services	-	(2,900)	(7,900)

Benefit of tax losses not recognized in the year	(223,000)	(600)	(224,100)

Income tax recovery (expense) recognized in year	-	-	-

COLOMBIA GOLDFIELDS LTD.
(FORMERLY SECURE AUTOMATED FILING ENTERPRISES INC.)
(An Exploration Stage Company)

NOTES TO THE FINANCIAL STATEMENTS
DECEMBER 31, 2005 AND 2004

NOTE 8 - INCOME TAXES (cont’d…)

The approximate tax effects of each type of temporary difference that gives rise to deferred tax assets are as follows:

	December 31,	December 31,
	2005	2004
	$	$
Net operating loss carry forwards (expiring 2023 - 2025)	224,100	1,100

Less: valuation allowance	(224,100)	(1,100)

Net deferred tax assets	-	-

NOTE 9 - NON-CASH ACTIVITIES

The Company received donated services from Officers and Directors during the fiscal years 2004 and 2003, as disclosed in Note 6.

The Company issued 1,000,000 restricted common shares at an estimated market price of $0.25 per share, pursuant to an option to acquire a 100% interest in certain mining and mineral rights on three gold properties known as the Caramanta concessions in the Marmato Mountain mining district, Colombia.

During the fiscal year 2005, a related party forgave $4,999 and the amount was credited to additional paid-in capital.

During the fiscal year 2005, the Company issued 368,100 common shares as a finders’ fee relating to the private placement of 4,221,000 units.

NOTE 10 - COMMITMENTS

(i)	See Note 4 (1) (i) and 4 (1) (ii).

NOTE 11 - SUBSEQUENT EVENTS

(i)
On January 24, 2006, the Company issued 3,126,083 common shares at $0.60 per share for total proceeds of $1,875,650, ($1,767,650 had been received as at December 31, 2005 and recorded as share subscriptions received). The Company paid finders fees in the amount of $187,565.

COLOMBIA GOLDFIELDS LTD.
(FORMERLY SECURE AUTOMATED FILING ENTERPRISES INC.)
(An Exploration Stage Company)

NOTES TO THE FINANCIAL STATEMENTS
DECEMBER 31, 2005 AND 2004

NOTE 11 - SUBSEQUENT EVENTS (cont’d…)

(ii)
On February 16, 2006, the Company entered into a Letter of Intent (LOI) with Investcol Limited (Investcol) to acquire Investcol’s rights in certain properties. The non-binding LOI outlines a proposed transaction where the Company intends to acquire Investcol’s rights in certain mining contracts to exclusively engage in mining activities on Concessions 6993, 7039, 6821 and 6770 (the “Contracts”) and options that Investcol holds to acquired the exclusive rights to engage in mining activities on Concessions HET-31, 32, 26, 27 and HETG-01 (the “Options”) all located within an area in Colombia referred to as the Caramanta location. Under the terms of the proposed transaction, the Company would pay to Investcol total consideration in the amount of 1,000,000 shares of restricted stock and USD$350,000. Furthermore, Investcol would be required to pay the exercise price of $150,000 on the Options and facilitate the transfer of the mining contracts underlying the Options into the Company’s name.

On April 10, 2006, the Company closed and completed the above noted LOI by issuance of 1,000,000 common stocks of the Company and cash payment of $350,000.

(iii)
Subsequent to the year end and in January 2006, the Company adopted 2006 Stock Incentive Plan, which provides for the grant of incentive stock options, non-qualified stock options, stock appreciation rights, restricted stock, performance shares and performance units, and stock awards to officers, directors or employees of, as well as advisers and consultants to, the Company.

Under the 2006 Stock Incentive Plan, the Company has reserved 3,500,000 shares of common stock for the granting of options and rights. Such options and rights are to be granted at or above the fair market value of the Company’s common stock on the date of grant. All stock options and rights are to vest over a period determined by the Board of Directors (generally four years) and expire not more than ten years from the date of granted. Subsequent to the year end, the Company granted following stock options under 2006 Stock Incentive Plan:

On January 6, 2006, the Company granted 1,750,000 options with an exercise price of $0.75 per share, vest over 2 years and for a term of 10 years to the officers and directors of the Company.

On March 17, 2006, the Company granted 500,000 options with an exercise price of $1.65 per share, vest over 2 years and for a term of 10 years to a director of the Company.

On March 24, 2006, the Company granted 100,000 options with an exercise price of $1.90 per share, vest over 2 years and for a term of 10 years to a consultant of the Company.

(iv) See Note 4 (1) (ii)

NOTE 12 - GEOGAPHIC AREAS

Prior to the operations of acquisition and exploration of mineral properties, the Company’s areas of operations are primarily in Canada. Since the commencement of acquisition and exploration of mineral properties, the Company’s principal operations are in Colombia. As at the December 31, 2005, the Company does not have any material assets outside of Canada except exploration expenditure advances a total of $158,202 located in Colombia.

COLOMBIA GOLDFIELDS LTD.
(FORMERLY SECURE AUTOMATED FILING ENTERPRISES INC.)
(An Exploration Stage Company)

NOTES TO THE FINANCIAL STATEMENTS
DECEMBER 31, 2005 AND 2004

Note 13 - RECLASSIFICATIONS

Certain prior year amounts have been reclassified to conform to the current year presentation.

Item 8. Changes In and Disagreements with Accountants on Accounting and Financial Disclosure

No events occurred requiring disclosure under Item 304(b) of Regulation S-B.

Item 8A. Controls and Procedures

We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of December 31, 2005. This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer, Mr. Daniel Hunter, and Chief Financial Officer, Mr. Kenneth Phillippe. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2005, our disclosure controls and procedures are effective. There have been no significant changes in our internal controls over financial reporting during the quarter ended December 31, 2005 that have materially affected or are reasonably likely to materially affect such controls.

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

Limitations on the Effectiveness of Internal Controls

Our management does not expect that our disclosure controls and procedures or our internal control over financial reporting will necessarily prevent all fraud and material error. Our disclosure controls and procedures are designed to provide reasonable assurance of achieving our objectives and our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective at that reasonable assurance level. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the internal control. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Over time, control may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate.

Item 8B. Other information

None.

PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act

The following information sets forth the names of our current directors and executive officers, their ages and their present positions with the Company.

Name	Age	Office(s) Held
J. Randall Martin	49	President, Chief Executive Officer and Director
Daniel Hunter	47	Chief Operating Officer and Director
Kenneth Phillippe	54	Chief Financial Officer
Luis Gabriel Correa Ocampo	31	Vice President of Exploration
Harry Hopmeyer	50	Chairman of the Board of Directors
Thomas Ernest McGrail	56	Director
Hernando Molina Vélez	67	Director
Robert E. Van Tassell	70	Director

Set forth below is a brief description of the background and business experience of each of our current executive officers and directors.

Harry Hopmeyer On November 2, 2005, our board of directors appointed Mr. Hopmeyer to serve as a member of the board of directors and Chairman of the Board of Directors. Mr. Hopmeyer has served as a director, principal and advisor to numerous private and public sector entities. Mr. Hopmeyer is a Director of Faircourt Asset Management Inc., which currently manages in excess of $850 million, and invests in a diversified portfolio of business and industrial trusts, commodity trusts, REITS, and pipeline generation funds. Mr. Hopmeyer is also a Senior Canadian advisor to BLC-Edmond de Rothschild Bank in Paris, France, and is Chairman of CSP Security Group and was appointed to the Canadian Centre of Security and Intelligence based in Ottawa, Canada. Mr. Hopmeyer co-founded Fast Company Media Enterprises, Cambridge, Massachusetts, and along with the former editors of the Harvard Business Review, played an instrumental role in its sale to the Bertelsman Group in 2001. He co-founded and was a director of Prime Restaurant Group with Claridge Investments and built Prime into the second largest casual dining chain in Canada. Mr. Hopmeyer has been a director of both Sino Silver Corp. and RNC Gold Inc. since January 2005. He was also instrumental in the expansion of Greenstone Resources business into Latin America. Mr. Hopmeyer is also past director of the Montreal Children’s Hospital; he is also National Chairman of “Leave Out Violence,” a leading national Canadian organization that offers various training programs to help young people adapt to real-life stresses of the modern world. Additionally, he is a council member of the Historica Foundation.

J. Randall Martin On March 1, 2006, our board of directors appointed J. Randall Martin to act as our Chief Executive Officer, President and as a member of our Board of Directors. Mr. Martin was the Chief Operating Officer and then President of Greenstone Resources Ltd. during the

1990s. At that time, Mr. Martin and his experienced industry team were successful in acquiring several artisan-mining properties, some of which were developed into open-pit mining operations through the implementation of modern technology. Of particular relevance to Colombia Goldfields is Mr. Martin's experience in relocating artisan miners. He first gained this experience with Greenstone, where he ensured that their San Andreas mine was unencumbered from both a legal and environmental standpoint.

Most recently, Mr. Martin served as Chairman and CEO of RNC Gold. Following its inception as a private company in 2000, he proceeded to list RNC Gold on the Toronto TSX in December of 2003. Recently, RNC Gold completed a successful merger with Yamana Resources, a Toronto-based intermediate gold producer. RNC Gold operated three gold mines located in Nicaragua and Honduras with combined annual gold production capacity of over 150,000 ounces. RNC Gold also completed a feasibility study on a large gold project in Panama and conducted extensive exploration programs in Mexico, Honduras and Nicaragua. Mr. Martin previously worked with AMAX Inc. (a worldwide base metals mining company), DRX, Inc. (a junior exploration company), Martin Marrietta, and Behre Dolbear (an international mining consulting company). He has a B.Sc. in mining engineering from the Krumb School of Mines at Columbia University where he completed graduate work in mining and mineral economics.

Daniel W. Hunter Mr. Hunter was our founding Director and was appointed as our Chief Executive Officer, and a member of our board of directors in March 2005. Mr. Hunter has been actively involved in all operations of the Company including investor relations and all aspects of audit, finance and regulatory matters. On March 1, 2006, concomitant with the appointment of Mr. Martin as President and CEO, Mr. Hunter was appointed our Chief Operating Officer. Since 1998, Mr. Hunter has been a director and CEO of Encore Clean Energy, Inc (OTCBB: ECLN). Encore is actively developing various devices in the renewable clean energy field. Mr. Hunter has been actively involved in all operations of Encore including investor relations, sourcing and evaluating technologies, liaison with inventors and all aspects of audit, finance and regulatory matters. Prior to 1998, Mr. Hunter was active for 20 years as an investment advisor specializing in financing junior and intermediate mining and technology companies. He was a founding partner and securities broker with Canaccord Capital, Canada's largest independent brokerage firm.

Kenneth Phillippe. On December 23, 2005, the board of directors appointed Mr. Kenneth Phillippe to act as our Chief Financial Officer. Mr. Kenneth Phillippe is a self-employed Chartered Accountant with over 20 years of experience working with public companies in the capacities of Director, Officer, Financial Advisor, or Consultant. Between February 2000 and August 2005 he served in various corporate positions including director, officer and chair of the audit committee of MDX Medical Inc., a Vancouver based medical device company.

Luis Gabriel Correa Ocampo. On June 14, 2005, our board of directors appointed Mr. Ocampo to act as Vice President of Exploration. Mr. Ocampo graduated from EAFIT University in 1999. Mr. Ocampo has six years of experience in surface exploration and drilling, reserve calculations, mining management and design. Mr. Ocampo’s prior experience includes research with the Sedimentology and Stratigraphy group of EAFIT University (1999 - 2000). Mr. Ocampo has conducted exploration and exploitation of marble deposits (2000 - 2003) as well as coal exploration drilling at Cerrrejon S.A, a large coal deposit (2003 - 2004). Mr. Ocampo currently is employed by Cia Servicios Logísticos as its Chief Geologist.

Hernando Molina Vélez. On June 14, 2005, our board of directors appointed Mr. Vélez to serve as a member of the board of directors. Mr. Velez graduated from the University of Antioquia, specializing in International Trade. Mr. Velez currently acts as legal counsel and as a financial trade advisor for several international and domestic Colombian companies since 2000. Mr. Velez is a director for the following companies based in Colombia: Cerveceria Union, Ganaderia Union S.A., EEPP (Empresas Publicas) de Medellín, Fondo Ganadero of Antioquia, Curtimbres Copacabana and Cataluña. For the last ten years, Mr. Velez has held the position of National Executive Director of the Association of Leaders of Marketing of Colombia.

Thomas Ernest McGrail. On June 14, 2005, our board of directors appointed Mr. McGrail to serve as a member of the board of directors. Mr. McGrail has an extensive background in mining development and operation. From January 2002 to the present, Mr. McGrail has served as construction manager for Minera Cerro Quema. Mr. McGrail’s responsibilities include obtaining all appropriate government approvals prior to commencing mining operations and participating in the feasibility study. Also from January 2002 to the present, Mr. McGrail has as acted as a consultant to Minerales de Copan for a project located in Honduras. From April 2001 to July 2002, Mr. McGrail served as general manager for Desarrollo Minera de Nicaragua, S.A. and also acted as the interim general manager for this company on a mining project from August 2004 to October 2004. Mr. McGrail served as president and general manager of HEMCO de Nicaragua, S.A. from June 1999 to April 2001.

Robert E. Van Tassell. On November 29, 2005, our board of directors appointed Robert E. Van Tassell to serve as a member of our board of directors. Prior to his retirement in 1998, Mr. Van Tassell was involved in the Canadian mining industry for 42 years, the last 16 of which was spent as Vice President of Exploration for Dickenson Mines/Goldcorp Inc. Mr. Van Tassell is a life member of the CIM, a member of the Association of Applied Geochemists and the Geological Association of Canada. Mr. Van Tassell currently is a member of the board of directors for the following companies: Lexam Explorations Inc., Plato Gold Corp., Red Lake Resources, Rupert Resources, and Yukon Gold Corporation.

Term of Office

Our directors are appointed for a one-year term to hold office until the next annual meeting of our shareholders or until removed from office in accordance with our bylaws.

Our executive officers are appointed by our board of directors and hold office until removed by the board.

Significant Employees

We have no significant employees other than our officers and directors. We do retain consultants to assist in our operations on an as-needed basis.

Family Relationships

There are no family relationships between or among the directors, executive officers or persons nominated or chosen by us to become directors or executive officers.

Involvement in Certain Legal Proceedings

To the best of our knowledge, during the past five years, none of the following occurred with respect to a present or former director, executive officer, or employee: (1) any bankruptcy petition filed by or against any business of which such person was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time; (2) any conviction in a criminal proceeding or being subject to a pending criminal proceeding (excluding traffic violations and other minor offenses); (3) being subject to any order, judgment or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his or her involvement in any type of business, securities or banking activities; and (4) being found by a court of competent jurisdiction (in a civil action), the SEC or the Commodities Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended or vacated.

Audit Committee

We do not have a separately-designated standing audit committee. The entire board of directors performs the functions of an audit committee, but no written charter governs the actions of the board of directors when performing the functions of that would generally be performed by an audit committee. The board of directors approves the selection of our independent accountants and meets and interacts with the independent accountants to discuss issues related to financial reporting. In addition, the board of directors reviews the scope and results of the audit with the independent accountants, reviews with management and the independent accountants our annual operating results, considers the adequacy of our internal accounting procedures and considers other auditing and accounting matters including fees to be paid to the independent auditor and the performance of the independent auditor.

For the fiscal year ending December 31, 2005, the board of directors:

1.	Reviewed and discussed the audited financial statements with management, and

2.	Reviewed and discussed the written disclosures and the letter from our independent auditors on the matters relating to the auditor's independence.

Based upon the board of directors’ review and discussion of the matters above, the board of directors authorized inclusion of the audited financial statements for the year ended December

 31, 2005 to be included in this Annual Report on Form 10-KSB and filed with the Securities and Exchange Commission.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our directors and executive officers and persons who beneficially own more than ten percent of a registered class of the Company’s equity securities to file with the SEC initial reports of ownership and reports of changes in ownership of common stock and other equity securities of the Company. Officers, directors and greater than ten percent beneficial shareholders are required by SEC regulations to furnish us with copies of all Section 16(a) forms they file. To the best of our knowledge based solely on a review of Forms 3, 4, and 5 (and any amendments thereof) received by us during or with respect to the year ended December 31, 2005, the following persons have failed to file, on a timely basis, the identified reports required by Section 16(a) of the Exchange Act during fiscal year ended December 31, 2005:

Name and principal position	Number of late reports	Transactions not timely reported	Known failures to file a required form
Daniel Hunter Chief Operating Officer and Director	1	0	0
Kenneth Phillippe Chief Financial Officer	1	0	0
Luis Gabriel Correa Ocampo Vice President of Exploration	0	0	0
Harry Hopmeyer Chairman of the Board of Directors	0	0	0
Thomas Ernest McGrail Director	0	0	0
Hernando Molina Vélez Director	1	0	0
Robert E. Van Tassell Director	0	0	0
Rory O’Byrne Former President, Secretary, Chief Executive Officer and Director	0	0	0
Brock Harris Former Director	0	0	0

Code of Ethics Disclosure

We adopted a Code of Ethics for Financial Executives, which include our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions. The code of ethics was filed as an exhibit to the annual report on Form 10-KSB for the fiscal year ended December 31, 2004 and filed with the SEC on April 16, 2005.

Item 10. Executive Compensation

The table below summarizes all compensation awarded to, earned by, or paid to our current executive officers for each of the last three completed fiscal years.

		Annual Compensation				Long Term Compensation
Name	Title	Year	Salary ($)	Bonus ($)	Other Annual Compensation ($)	Restricted Stock Awarded ($)	Options/ SARs (#)	LTIP Payouts ($)	All Other Compensation ($)
Daniel Hunter	COO	2005 2004 2003	0 n/a n/a	0 n/a n/a	22,500 [1] n/a n/a	0 n/a n/a	0 n/a n/a	0 n/a n/a	0 n/a n/a
Kenneth Phillippe	CFO	2005 2004 2003	0 n/a n/a	0 n/a n/a	0 n/a n/a	0 n/a n/a	0 n/a n/a	0 n/a n/a	0 n/a n/a
Luis Gabriel Correa Ocampo	Vice President of Exploration	2005 2004 2003	0 n/a n/a	0 n/a n/a	0 n/a n/a	0 n/a n/a	0 n/a n/a	0 n/a n/a	0 n/a n/a
Rory O’Byrne	Former CEO	2005 2004 2003	0 0 0	0 0 0	0 0 0	0 0 0	0 0 0	0 0 0	0 0 0

[1]	For the months of March 2005 through December 2005, we paid Mr. Hunter a monthly consulting fee of $2,500.

Stock Options Grants and Compensation to Directors

We did not grant any stock options to our executive officers or directors during the fiscal year ended December 31, 2005. The table set forth below summarizes the stock option grants to our executive officers and directors since December 31, 2005:

Name	Position	Number of securities underlying options granted (#)	Exercise or Base price ($ /Sh)	Expiration date
J. Randall Martin	President, CEO & Director	500,000	$1.65	3/17/2016
Daniel Hunter	COO & Director	450,000	$0.75	1/06/2016
Kenneth Phillippe	Chief Financial Officer	150,000	$0.75	1/06/2016
Luis Gabriel Correa Ocampo	Vice President of Exploration	50,000	$0.75	1/06/2016
Harry Hopmeyer	Chairman of the Board	500,000	$0.75	1/06/2016
Thomas Ernest McGrail	Director	200,000	$0.75	1/06/2016
Hernando Molina Vélez	Director	200,000	$0.75	1/06/2016
Robert E. Van Tassell	Director	200,000	$0.75	1/06/2016

Commencing in November 2005, we agreed to pay Mr. Hopmeyer a monthly consulting fee of $2,500.

Item 11. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth, as of April 7, 2006, the beneficial ownership of our common stock by each executive officer and director, by each person known by us to beneficially own more than 5% of the our common stock and by the executive officers and directors as a group. Except as otherwise indicated, all shares are owned directly and the percentage shown is based on 33,715,183 shares of common stock issued and outstanding on April 7, 2006.

Title of class	Name and address of beneficial owner (1)	Amount of beneficial ownership	Percent of class
Executive Officers and Directors
Common	Daniel Hunter 666 Burrard Street, Suite #500 Vancouver BC Canada V6C 2X8	6,160,000	18.3% (2)
Common	J. Randall Martin 666 Burrard Street, Suite #500 Vancouver BC Canada V6C 2X8	1,000,000	3.0% (3)
Common	Luis Gabriel Correa Ocampo 666 Burrard Street, Suite #500 Vancouver BC Canada V6C 2X8	0	0% (4)
Common	Thomas Ernest McGrail 666 Burrard Street, Suite #500 Vancouver BC Canada V6C 2X8	0	0% (5)
Common	Hernando Molina Vélez 666 Burrard Street, Suite #500 Vancouver BC Canada V6C 2X8	0	0% (6)
Common	Harry Hopmeyer 666 Burrard Street, Suite #500 Vancouver BC Canada V6C 2X8	1,000,000	3.0% (7)
Common	Kenneth Phillippe 666 Burrard Street, Suite #500 Vancouver BC Canada V6C 2X8	0	0% (8)
Common	Robert E. Van Tassell 666 Burrard Street, Suite #500 Vancouver BC Canada V6C 2X8	0	0% (9)
Total of all Directors and Executive Officers		8,160,000	24.2%
More than 5% Beneficial Owners
Common	Investcol Limited	2,000,000	5.9%

(1)
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
(2)	Mr. Hunter was granted options to purchase 450,000 shares of common stock at an exercise price of $0.75 per share, but none of these options are exercisable within 60 days.
(3)	Mr. Martin was granted options to purchase 500,000 shares of common stock at an exercise price of $1.65 per share, but none of these options are exercisable within 60 days.
(4)	Mr. Ocampo was granted options to purchase 50,000 shares of common stock at an exercise price of $0.75 per share, but none of these options are exercisable within 60 days.
(5)	Mr. Mc Grail was granted options to purchase 200,000 shares of common stock at an exercise price of $0.75 per share, but none of these options are exercisable within 60 days.
(6)	Mr. Vélez was granted options to purchase 200,000 shares of common stock at an exercise price of $0.75 per share, but none of these options are exercisable within 60 days.
(7)	Mr. Hopmeyer was granted options to purchase 500,000 shares of common stock at an exercise price of $0.75 per share, but none of these options are exercisable within 60 days.
(8)	Mr. Phillippe was granted options to purchase 150,000 shares of common stock at an exercise price of $0.75 per share, but none of these options are exercisable within 60 days.
(9)	Mr. Van Tassell was granted options to purchase 200,000 shares of common stock at an exercise price of $0.75 per share, but none of these options are exercisable within 60 days.

On February 23, 2005, our sole director approved an eight-for-one forward split of all our outstanding shares of common stock. The stock split was effected by way of a stock dividend for our stockholders of record as of the close of business on March 7, 2005 (the “Record Date”). Each stockholder of record at the close of business on the Record Date was issued seven additional shares of our common stock for each one share held on the Record Date.

Item 12. Certain Relationships and Related Transactions

Other than as disclosed below, none of our directors or executive officers, nor any proposed nominee for election as a director, nor any person who beneficially owns, directly or indirectly, shares carrying more than 5% of the voting rights attached to all of our outstanding shares, nor any members of the immediate family (including spouse, parents, children, siblings, and in-laws) of any of the foregoing persons has any material interest, direct or indirect, in any transaction since our incorporation or in any presently proposed transaction which, in either case, has or will materially affect us.

Subsequent to the transactions described below in which we entered into with Investcol Limited (“Investcol”), a corporation organized and existing under the laws of Belize, Mr. Martin was appointed as an officer and director of Investcol. Mr. Martin also acts as an officer and director of RNC (Colombia) Limited, a subsidiary of Investcol.

On September 22, 2005, we entered into an Assignment Agreement with Investcol where Investcol assigned, transferred, and conveyed to us all of its rights under a Contract for Purchase Option of Mining Concessions (“Original Option Contract”) entered into with CIA Servicios Y Logisticos Ltda., a corporation organized and existing under the laws of Colombia. Also on this date, we entered into an agreement with Investcol to manage the exploration operations on these interests. On January 12, 2006, we entered into a Stock Purchase Agreement with Investcol and RNC (Colombia) Limited, whereby we will (i) acquire twenty-five percent (25%) of the issued and outstanding stock of RNC (Colombia) Limited, a Belize corporation ("RNC") and (ii) hold an option to acquire the remaining seventy five percent (75%) of RNC's issued and outstanding stock over a period of time. RNC is a wholly owned subsidiary of Investcol. On February 16,

2006, we entered into a Letter of Intent (“LOI”) with Investcol to acquire Investcol’s rights in certain mining contracts to exclusively engage in mining activities on Concessions 6993, 7039, 6821, and 6770 (the “Contracts”) and options that Investcol holds to acquire the exclusive rights to engage in mining activities on Concessions HET-31, 32, 26, 27, and HETG-01 (the “Options”) all located within an area in Colombia referred to as the Caramanta location.

On April 10, 2006, we entered into an Assignment Agreement with Investcol where we acquired Investcol’s rights in certain mining contracts to exclusively engage in mining activities on Concessions 6993, 7039, 6821, and 6770 (the “Contracts”) and options that Investcol holds to acquire the exclusive rights to engage in mining activities on Concessions HET-31, 32, 26, 27, and HETG-01 (the “Options”) all located within an area in Colombia referred to as the Caramanta location. At the time of this transaction, our Chief Executive Officer and member of our board of directors, Mr. Martin, also acted as an officer and director of Investcol.

On September 22, 2005, we entered into an Assignment Agreement with Investcol where Investcol assigned, transferred, and conveyed to us all of its rights under a Contract for Purchase Option of Mining Concessions (“Original Option Contract”) entered into with CIA Servicios Y Logisticos Ltda., a corporation organized and existing under the laws of Colombia. On April 10, 2006, we entered into an Assignment Agreement with Investcol where Investcol assigned, transferred, and conveyed to us all of its rights under a Contract for Purchase (“Purchase Contract”) entered into with CIA Servicios Y Logisticos Ltda. Our Vice President of Exploration, Luis Gabriel Correa Ocampo, is also employed by Cia Servicios Logísticos as its Chief Geologist.

During the year ended December 31, 2005, we paid rent of $11,250 to a company for which Mr. Hunter, our Chief Operating Officer and director, is a board member.

Item 13. Exhibits

Exhibit Number	Description
2.1	Letter of Intent to Acquire Mining Rights Within the Caramanta Location in Colombia (1)
2.2	RNC Stock Purchase Agreement (2)
3.1	Articles of Incorporation, as amended (3)
3.2	By-laws, as amended (3)
10.1	Assignment Agreement with Investcol Limited (4)
10.2	Agreement with Investcol Limited (4)
10.3
Assignment Agreement with Investcol Limited regarding Concessions 6993, 7039, 6821, and 6770 and options to acquire the exclusive rights to engage in mining activities on Concessions HET-31, 32, 26, 27, and HETG-01

10.4
Amendment to Agreement with Investcol Limited regarding Concessions 6993, 7039, 6821, and 6770 and options to acquire the exclusive rights to engage in mining activities on Concessions HET-31, 32, 26, 27, and HETG-01

10.5	Contract for Purchase of Concessions 6993, 7039, 6821, and 6770 and options to acquire the exclusive rights to engage in mining activities on Concessions HET-31, 32, 26, 27, and HETG-01
14.1	Code of Ethics (5)
31.1	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Securities Exchange Act Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)	Previously filed as an exhibit to a Current Report on Form 8-K filed with the Securities and Exchange Commission on February 21, 2006.
(2)	Previously filed as an exhibit to an Amended Current Report on Form 8-K/A filed with the Securities and Exchange Commission on February 16, 2006
(3)	Previously filed as an exhibit to the Registration Statement on Form SB-2 filed on May 17, 2004.
(4)	Previously filed as an exhibit to a Current Report on Form 8-K filed with the Securities and Exchange Commission on September 28, 2005
(5)	Previously filed as an exhibit to Annual Report on Form 10KSB filed with the Securities and Exchange Commission on April 16, 2005.

Item 14. Principal Accountant Fees and Services

Audit Fees

The aggregate fees billed by our auditors for professional services rendered in connection with a review of the financial statements included in our quarterly reports on Form 10-QSB and the audit of our annual financial statements for the fiscal years ended December 31, 2005 and December 31, 2004 were approximately $8,988 and $4,120 respectively.

Audit-Related Fees

Our auditors did not bill any additional fees for assurance and related services that are reasonably related to the performance of the audit or review of our financial statements.

Tax Fees

The aggregate fees billed by our auditors for professional services for tax compliance, tax advice, and tax planning were $0 and $0 for the fiscal years ended December 31, 2005 and 2004.

All Other Fees

The aggregate fees billed by our auditors for all other non-audit services, such as attending meetings and other miscellaneous financial consulting, for the fiscal years ended December 31, 2005 and 2004 were $0 and $0 respectively.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Colombia Goldfields Ltd.

By:	/s/ J. Randall Martin J. Randall Martin Chief Executive Officer April 14, 2006	By:	/s/ Kenneth Phillippe Kenneth Phillippe Chief Financial Officer April 14, 2006

In accordance with the requirements of the Securities Act of 1933, this registration statement was signed by the following persons in the capacities and on the date stated:

By:	/s/ J. Randall Martin J. Randall Martin Director April 14, 2006	By:	/s/ Daniel Hunter Daniel Hunter Director April 14, 2006

By:	/s/ Harry Hopmeyer Harry Hopmeyer Director April 14, 2006	By:	/s/ Thomas Ernest McGrail Thomas Ernest McGrail Director April 14, 2006

By:	/s/ Hernando Molina Vélez Hernando Molina Vélez Director April 14, 2006	By:	/s/ Robert Van Tassell Robert E. Van Tassell Director April 14, 2006