Form 10QSB
period 2006-03-31
COLOMBIA GOLDFIELDS LTD
filed 2006-05-22
CIK 1223663

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-QSB

[X]	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2006

[ ]	Transition Report pursuant to 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period __________ to __________

Commission File Number: 000-51013

Colombia Goldfields Ltd.
(Exact name of small business issuer as specified in its charter)

Nevada	76-0730088
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

666 Burrard Street, Suite 500, Vancouver, BC Canada V6C 2X8
(Address of principal executive offices)

604-601-2040
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

State the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 43,215,849 common shares as of May 22, 2006

Transitional Small Business Disclosure Format (check one): Yes [ ] No [X]

PART I - FINANCIAL INFORMATION

Item 1.      Financial Statements

Our unaudited consolidated financial statements included in this Form 10-QSB are as follows:
F-1	Unaudited Interim Consolidated Balance Sheet as of March 31, 2006;
F-2	Unaudited Interim Consolidated Statements of Operations for the three months ended March 31, 2006 and 2005 and from Inception, March 25, 2003, to March 31, 2006;
F-3	Unaudited Interim Consolidated Statements of Cash Flows for the three months ended March 31, 2006 and 2005 and from Inception, March 25, 2003, to March 31, 2006;
F-4	Notes to Unaudited Interim Consolidated Financial Statements;

These unaudited interim consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the SEC instructions to Form 10-QSB. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the interim period ended March 31, 2006 are not necessarily indicative of the results that can be expected for the full year.

COLOMBIA GOLDFIELDS LTD.
(FORMERLY SECURE AUTOMATED FILING ENTERPRISES INC.)
(An Exploration Stage Company)

INTERIM CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

	March 31,	December 31,
As at	2006	2005
	$	$
ASSETS

Current

Cash and cash equivalents	643,423	1,565,640
Accounts receivable	-	-
Prepaid expenses	39,661	22,554
Exploration expenditure advances - related parties	211,861	158,202

	894,945	1,746,396

Property and equipment, net of accumulated amortization
of $8,358 (December 31, 2005: $335) (Note 3)	62,782	1,445

Website Development Cost, net of accumulated amortization
of $6,500 (December 31, 2005: $3,500)	29,500	17,500

	987,227	1,765,341

LIABILITIES

Current

Accounts payable and accrued liabilities	150,089	83,004
Due to a related party (Note 5)	335,516	-

	485,605	83,004

STOCKHOLDERS’ EQUITY

Common stock (Note 4)
Authorized: 50,000,000 shares, $0.00001 par value
Issued and outstanding: 33,715,183 shares (December 31, 2005: 29,589,100 shares)	337	296

Additional paid-in capital	5,539,887	1,465,354

Share subscriptions	-	1,767,650

(Deficit) accumulated during the exploration stage	(5,038,602)	(1,550,963)

	501,622	1,682,337

	987,227	1,765,341

NOTE 1 - INCORPORATION, NATURE AND CONTINUANCE OF OPERATIONS

See accompanying Notes to the Financial Statements

COLOMBIA GOLDFIELDS LTD.
(FORMERLY SECURE AUTOMATED FILING ENTERPRISES INC.)
(An Exploration Stage Company)

INTERIM CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

			Cumulative from
	Three months	Three months	inception (March 25, 2003)
	ended	ended	through
	March 31,	March 31,	March 31,
	2006	2005	2006
	$	$	$
REVENUES
Interest income	3,552	-	3,552
OPERATING EXPENSES

General and administrative	382,318	23,187	759,975
Amortization - equipment	2,444	-	2,779
Amortization - website development cost	3,000	-	6,500
Mineral property acquisition and exploration expenditures	2,616,940	-	3,796,238
Stock based compensation	486,489		486,489

Total Operating expenses	3,491,191	23,187	5,051,981

(Loss) from continuing operations	(3,487,639)	(23,187)	(5,048,429)

Income from discontinued operations	-	763	9,827

NET LOSS FOR THE PERIOD	(3,487,639)	(22,424)	(5,038,602)

INCOME (LOSS) PER SHARE - BASIC AND DILUTED

(Loss) from continuing operations	(0.11)	(0.00)
Income from discontinued operations	0.00	0.00

NET INCOME (LOSS)	(0.11)	(0.00)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUSTANDING - BASIC AND DILUTED	32,395,377	24,000,000

See accompanying Notes to the Financial Statements

COLOMBIA GOLDFIELDS LTD.
(FORMERLY SECURE AUTOMATED FILING ENTERPRISES INC.)
(An Exploration Stage Company)

INTERIM CONSOLIDATED STATEMENTS OF CASH FLOWS

			Cumulative from
	Three months	Three months	inception (March 25, 2003)
	ended	ended	through
	March 31,	March 31,	March 31,
	2006	2005	2006
	$	$	$

OPERATING ACTIVITIES:
(Loss) from operations	(3,487,639)	(22,424)	(5,038,602)
Items not requiring cash outlay:
- Consulting fees			52,400
- Website design and software development	-	-	2,000
- Amortization of equipment	2,444	-	2,779
- Amortization of website development cost	3,000	-	6,500
- Mineral property acquisition	1,900,000	-	2,150,000
- Stock based compensation	486,489		486,489
Cash provided by (used in) changes in operating
assets and liabilities:
- Accounts receivable	-	910	-
- Prepaid expenses and deposit	14,149	(40,000)	(8,405)
- Exploration expenditure advances	(53,659)		(211,861)
- Accounts payable and accrued liabilities	10,586	743	93,590
- Advances from a related party	335,516	-	340,515

Net cash provided by operating activities	(789,114)	(60,771)	(2,124,595)

FINANCING ACTIVITIES:
Issuance of common stock, net of finder fees	(79,565)	-	1,076,686
Proceeds of share subscription received	-	-	1,767,650

Net cash provided by financing activities	(79,565)	-	2,844,336

INVESTING ACTIVITIES:
Purchase of equipment	(38,538)	-	(40,318)
Purchase of website development cost	(15,000)	(15,000)	(36,000)

Net cash provided by investing activities	(53,538)	(15,000)	(76,318)

INCREASE (DECREASE) IN CASH	(922,217)	(75,771)	643,423

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	1,565,640	104,685	-

CASH AND CASH EQUIVALENTS AT END OF PERIOD	643,423	28,914	643,423

SUPPLEMENTAL CASH FLOWS INFORMATION
Interest expense	-	-	-
Taxes	-	-	-

See accompanying Notes to the Financial Statements

COLOMBIA GOLDFIELDS LTD.
(FORMERLY SECURE AUTOMATED FILING ENTERPRISES INC.)
(An Exploration Stage Company)

NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2006

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

The Company has incurred a net loss of $(5,038,602) for the period from inception on March 23, 2003 to March 31, 2006 and has no source of revenue. The Company’s future is dependent upon its ability to obtain financing and upon future acquisition, exploration and development of profitable operations from its mineral properties. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Although there are no assurances that management’s plans will be realized, management believes that the Company will be able to continue operations in the future. Management intends to continue relying upon the issuance of securities to finance the development of its business. There can be no assurance that it will be successful in raising the funds necessary to maintain operations, or that a self-supporting level of operations will ever be achieved. The financial statements do not include any adjustment to reflect the possible future effect on the recoverability and classification of the assets or the amounts and classification of liabilities that may result should the Company cease to continue as a going concern.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation

The accompanying unaudited interim consolidated financial statements have been prepared in accordance with the accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 2006 are not necessarily indicative of the results that may be expected for the year ended December 31, 2006.

The balance sheet at December 31, 2005 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. For further information, refer to the financial statements and footnotes thereto included in the Company’s annual report on Form 10-KSB for the year ended December 31, 2005.

These consolidated financial statements include the accounts of (i) Colombia Goldfields Ltd., a Nevada corporation (ii) 25% variable interest entity - RNC (Colombia) Limited, a Belize corporation and its 94.99% owned subsidiary - Compania Minera De Caldas, S.A., a Colombia corporation. All significant inter-company transactions and balances have been eliminated upon consolidation.

COLOMBIA GOLDFIELDS LTD.
(FORMERLY SECURE AUTOMATED FILING ENTERPRISES INC.)
(An Exploration Stage Company)

NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2006

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (cont’d)

Consolidation of Variable Interest Entities

In accordance with Interpretation No. 46R, Consolidation of Variable Interest Entities (“FIN 46R”), variable interest entities (VIEs) are generally entities that lack sufficient equity to finance their activities without additional financial support from other parties or whose equity holders lack adequate decision making ability. All VIEs with which the Company is involved must be evaluated to determine the primary beneficiary of the risks and rewards of the VIE. The primary beneficiary is required to consolidate the VIE for financial reporting purposes.

In connection with the adoption of FIN 46R, the Company concluded that RNC (Colombia) Limited and its 94.99% owned subsidiary, Compania Minera De Caldas, S.A., are VIEs as that the company is the principal financial support and primary beneficiary. Under FIN 46R transition rules, the financial statements of RNC (Colombia) Limited and Compania Minera De Caldas, S.A. are then consolidated into the Company’s consolidated financial statements.

NOTE 3 - PROPERTY AND EQUIPMENT

1. Mineral Properties

The Company has determined that the Caramanta and Marmato properties constitute one operation, due to the nature of the Company’s business and the geographic location of these properties.

Title on mineral properties and mining rights involves certain inherent risks due to the difficulties of determining the validity of certain claims as well as the potential for problems arising for the frequently ambiguous conveyance history characteristic of many mining properties. Currently, the Company is in the process of investigating the title of mineral concessions for which it holds the options to acquire, the Company cannot give any assurance that title to such properties will not be challenged or impugned and cannot be certain that will have valid title to its mining properties. The Company relies on title opinions by legal counsel who base such opinions on the laws of countries in which the Company operates.

(i) Caramanta Project

On September 22, 2005, the Company entered into an Assignment Agreement with Investcol Limited (Investcol) where Investcol assigned, transferred, and conveyed to the Company all of its rights under a contract for Purchase Option of Mining Concessions (“Original Option Contract”) entered into with Cia Servicios Y Logisticos ltda. As the result of the Assignment Agreement, the Company acquired an option to purchase certain mining and mineral rights on property known as Concession 6602, 1343 and 6329 located in Caramanta Municipality, Antioquia Department, Medellin, Colombia for $10,000, on condition that $2,990,000 is invested in exploratory work on the property over a three year period. The Company issued 1,000,000 common stock to Investcol at a deemed fair market value $ 0.25 per share for total consideration of $ 250,000, and recorded and expensed this amount as part of mineral property acquisition and exploration expenditures.

Pursuant to the Assignment Agreement, the Company is committed to fund the $2,990,000 exploratory work as follows:

a)	$500,000 (advanced) upon the closing of the Assignment Agreement
b)
$750,000 during the 12 month period commencing June 25, 2005; and on the earlier of June, 2006 or commencement of the second exploration phase, one million restricted shares of the Company’s common shares

c)	$1,740,000 during the 12-month period commencing June 25, 2007.

In addition, the Company agreed to pay $7,500 per month as an office fee through July 31, 2006 to Investcol for the management of exploration activities. During the period ended March 31, 2006, $22,500 was expensed as part of the mineral acquisition and exploration expenditures.

COLOMBIA GOLDFIELDS LTD.
(FORMERLY SECURE AUTOMATED FILING ENTERPRISES INC.)
(An Exploration Stage Company)

NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2006

(ii) Marmato Project

On January 12, 2006, the Company entered into a Stock Purchase Agreement with Investcol Limited ("Investcol") and RNC (Colombia) Limited (the "Agreement"), whereby the Company would (i) acquire twenty-five percent (25%) of the issued and outstanding stock of RNC (Colombia) Limited, a Belize corporation ("RNC") and (ii) hold an option to acquire the remaining seventy five percent (75%) of RNC's issued and outstanding stock over a period of time. RNC is a subsidiary of Investcol, the beneficial holder of 94.99% of the issued and outstanding stock of Compania Minera De Caldas, S.A. ("Caldas"), a Colombia corporation that (i) owns certain mining rights, (ii) has options to acquire mining rights and (iii) has exclusive rights to evaluate certain property, all located in the Zona Alta portion of the Marmato project in Colombia.

Pursuant to the Stock Purchase Agreement, the Company has the option to:

a.
acquire 25% of the total outstanding shares of RNC by the issuance of 1,000,000 common shares of the Company to Investcol and the advance to RNC of a $1,200,000 non-interest bearing loan. (The Company acquired 25% of ownership on February 14, 2006)

b.
to acquire an additional 25% of RNC (total 50% of RNC) by issuance of 2,000,000 shares of the Company to Investcol and the advance of an additional $4,000,000 non-interest bearing loan to RNC in two instalments of $1,000,000 and $3,000,000 on or before March 15, 2006 and April 30, 2006, respectively. (On March 10, 2006, the Company entered an extension agreement with Investcol to extend the terms to April, 30, 2006, and completed the acquisition subsequent to March 31, 2006

c.
to acquire an additional 25% of RNC (total 75% of RNC) by the issuance of 4,000,000 common shares of the Company to Investcol and an additional $15,000,000 non-interest bearing loan to RNC on or before October 30, 2006.

d.
have the option until May 1, 2009 to acquire the final 25% of RNC (total 100% of RNC) for a price equal to the 25% of the value of Caldas determined by a bankable feasibility study prepared by a certified mineral property evaluator, or other acceptable third party. Payment of the purchase price can be made by the Company in either cash or the Company’s common shares (which will be valued at 90% of the average closing provide of the Company’s common shares)

On February 14, 2006, the Company completed the acquisition of 25% of RNC by the issuance of 1,000,000 common stock of the Company to Investcol and the advancement of $1,200,000 by way of a non-interest bearing loan to RNC.

On May 1, 2006, the Company completed the acquisition of an additional 25% of RNC by the issuance to Investcol Limited of 2,000,000 common stock and the advancement of $4,000,000 by way of a non-interest bearing demand loan to RNC.

Pursuant to the above noted Stock Purchase Agreement and as a consequence of the subsequent acquisition of the additional 25% of RNC, the Company became the principal financial support and primary beneficiary for the operations of RNC and its subsidiary Caldas. In accordance with Interpretation No. 46R, Consolidation of Variable Interest Entities (“FIN 46R”), the Company concluded that RNC and Caldas are VIEs and that the financial statements of RNC and Caldas should be consolidated into the Company’s consolidated financial statements.

During the period ended March 31, 2006 the Company expensed as part of mineral property acquisition and exploration expenditures , (i) $1,900,000, representing the value of mineral properties acquired pursuant to the Stock Purchase agreement (1,000,000 common stocks were issued at a deemed price of $1.90 per share) (ii) incurred / reimbursed $378,964 to establish the mineral claims, acquire mine studies, and for consulting and general administration; and (iii) incurred / accrued $337,976 to acquire the mineral property information and data related to previous work performed in Colombia.

COLOMBIA GOLDFIELDS LTD.
(FORMERLY SECURE AUTOMATED FILING ENTERPRISES INC.)
(An Exploration Stage Company)

NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2006

2. Equipment:

As at March 31, 2006	Cost $	Accumulated Amortization $	Net book Value $
Furniture and office equipment	61,848	6,035	55,813

Vehicle	9,292	2,323	6,969

Total	71,140	8,358	62,782

As at December 31, 2005	Cost $	Accumulated Amortization $	Net book Value $
Office equipment	1,780	335	1,445

NOTE 4 - STOCKHOLDERS’ EQUITY

Common Stock

Effective March 7, 2005, the Company completed an eight shares for one share stock split. The Company’s share transactions disclosed in these financial statements have been retroactively restated to reflect the above stock split.

During the year ended December 31, 2004 and 2005, the Company:

a.	completed its initial public offering and issued 16,000,000 common stock at a price of $0.00625 per share for total proceeds of $100,000.

b.
issued 1,000,000 restricted common shares valued at an estimated market price of $0.25 per share, pursuant to an option to acquire a 100% interest in certain mining and mineral rights on three gold properties known as the Caramanta concessions in the Marmato Mountain mining district, Colombia.

c.
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

On January 24, 2006, the Company issued 3,126,083 common shares at $0.60 per share for total proceeds of $1,875,650. The Company paid finders fees in the amount of $187,565.

On January 25, 2006, the Company issued 1,000,000 common share at fair value of $1.90 per share to Investcol in connection of acquisition of 25% ownership of RNC (Colombia) Limited (See Note 3 (1) (ii)).

Warrants

As at March 31, 2006, the following warrants were issued and outstanding:

4,589,100	$ 0.50 per share	Expiry - October 14, 2006

COLOMBIA GOLDFIELDS LTD.
(FORMERLY SECURE AUTOMATED FILING ENTERPRISES INC.)
(An Exploration Stage Company)

NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2006

Stock Options

During the period ended March 31, 2006, the Company adopted the2006 Stock Incentive Plan, which provides for the grant of incentive stock options, non-qualified stock options, stock appreciation rights, restricted stock, performance shares and performance units, and stock awards to officers, directors or employees of, as well as advisers and consultants to, the Company.

Under the 2006 Stock Incentive Plan, the Company has reserved 3,500,000 shares of common stock for the granting of options and rights. All stock options and rights are to vest over a period determined by the Board of Directors and expire not more than ten years from the date of granted.

Pursuant to the Plan, the Company granted 1,750,000, 500,000 and 100,000 stock options to employees, directors and consultants of the Company with exercise prices of $0.75, $1.65 and $1.90 per share, respectively. These stock options vest at a rate of 25% every six months over a period of two years, and expire over a life of 10 years. For the period ended March 31, 2006, the Company recorded a total of $486,489 for stock based compensation expenses.

A summary of the stock options granted and exercised is as follows.

	Shares	Weighted Average Exercise Price
Options outstanding at December 31, 2005	-	$-
Granted	2,350,000	0.99
Options outstanding at March 31, 2006	2,350,000	$0.99

The fair value of each option granted has been estimated as of the date of the grant using the Black-Scholes option pricing model with the following assumptions: risk-interest rate of 4.45%, dividend yield 0%, volatility of 63.72% and expected lives of approximately 10 years. A summary of weighted average fair value of stock options granted during the period end March 31, 2006 is as follows:

	Weighted Average Exercise Price	Weighted Average Fair Value
Exercise price is below market price at grant date:	$0.81	$1.11
Exercise price is equal market price at granted date:	$1.65	$1.24

A summary of stock options outstanding and exercisable is as follows:

Options outstanding
Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life (yr)	Weighted Average Exercise Price
$0.01 - $1.00	1,750,000	9.77	$0.75
$1.01 - $2.00	600,000	9.97	$1.69
	2,350,000	9.82	$0.99

No options were exercisable as at March 31, 2006.

COLOMBIA GOLDFIELDS LTD.
(FORMERLY SECURE AUTOMATED FILING ENTERPRISES INC.)
(An Exploration Stage Company)

NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2006

NOTE 5 - RELATED PARTY TRANSACTIONS

During the period ended March 31, 2006 the Company:

a.	paid $85,400 (2005: $nil) for management / consulting fees to directors, senior officer and shareholders of the Company.

b.	paid $22,500 (2005: $nil) for administration of exploration activities to a shareholder of the Company.

c.	paid $5,128 (2005: $nil) for office rent to a company related to a director of the Company.

Included in accounts payable and accrued liabilities as at March 31, 2006 are is $36,289 (2005: $nil) payable to directors, senior officer and shareholder of the Company.

Amounts due to a related party are non-secured, non-interest bearing and have no stated terms of repayment.

NOTE 6 - COMMITMENTS

See Note 3 (1)

NOTE 7 - SUBSEQUENT EVENTS

(i)
On April 26, 2006, the Company completed a private equity offering of 6,500,666 Units at $1.50 per Unit to a total of 26 investors for a total proceeds of $9,751,000. Each Unit consists of one (1) share of common stock, and one (1) Warrant to purchase one (1) share of common stock, exercisable at $2.50 for twenty-four (24) months from the closing date of the offering.

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

(iii)	See Note 3 (1) (ii)

Note 8 - RECLASSIFICATIONS

Certain prior period amounts have been reclassified to conform to the current period presentation.

Item 2.     Management’s Discussion and Analysis

Forward-Looking Statements

Historical results and trends should not be taken as indicative of future operations. Management’s statements contained in this report that are not historical facts are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities and Exchange Act of 1934 (the “Exchange Act”), as amended. Actual results may differ materially from those included in the forward-looking statements. We intend such forward-looking statements to be covered by the safe-harbor provisions for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995, and are including this statement for purposes of complying with those safe-harbor provisions. Forward-looking statements, which are based on certain assumptions and describe our future plans, strategies and expectations, are generally identifiable by use of the words “believe,” “expect,” “intend,” “anticipate,” “estimate,” “project,” “prospects,” or similar expressions. Our ability to predict results or the actual effect of future plans or strategies is inherently uncertain. Factors which could have a material adverse affect on our operations and future prospects on a consolidated basis include, but are not limited to: changes in economic conditions, legislative/regulatory changes, availability of capital, interest rates, competition, and generally accepted accounting principles. These risks and uncertainties should be considered in evaluating forward-looking statements and undue reliance should not be placed on such statements. Further information concerning our business, including additional factors that could materially affect our financial results, is included herein and in our other filings with the SEC.

Overview

We were incorporated in the state of Nevada on March 25, 2003 under the name Secure Automated Filing Enterprises Inc. Since our incorporation, our business was focused on servicing corporations that are required by the federal securities laws to publicly file various reports with the Securities and Exchange Commission (‘SEC”).

On May 13, 2005, we changed our name to Colombia Goldfields Ltd. Our current focus is on the acquisition and development of our interests in mining properties located in the Marmato Mountain Gold District located in Colombia. The disclosure that follows is a discussion of each of the properties that we have an interest in. We are an exploration stage company and there is no assurance that commercially exploitable reserves of gold exists on any of our property interests. In the event that commercially exploitable reserves of gold exist on any of our property interests, we can not guarantee that we will make a profit. If we can not acquire or locate gold deposits, or if it is not economical to recover the gold deposits, our business and operations will be materially adversely affected.

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

Marmato Mountain Development Project

Acquisition of an interest in RNC (Colombia) Limited

On January 12, 2006, we entered into a Stock Purchase Agreement with Investcol Limited ("Investcol") and RNC (Colombia) Limited (the "Agreement"), whereby we would (i) acquire twenty-five percent (25%) of the issued and outstanding stock of RNC (Colombia) Limited, a Belize corporation ("RNC") and (ii) hold an option to acquire the remaining seventy five percent (75%) of RNC's issued and outstanding stock over a period of time. RNC is a subsidiary of Investcol that is the beneficial holder of 94.99% of the issued and outstanding stock of Compania Minera de Caldas S.A. ("Caldas"), a Colombia corporation that (i) owns certain mining rights, (ii) has options to acquire mining rights and (iii) has exclusive rights to evaluate certain property, all located in the Zona Alta portion of the Marmato project in Colombia. The closing of this transaction was subject to the completion of certain schedules to the Agreement to our satisfaction and compliance with certain closing conditions. These conditions were satisfied and the Agreement closed on February 14, 2006.

Under the terms of the Agreement, we acquired a 25% interest in RNC in consideration for the issuance of 1,000,000 shares of our common stock to Investcol and a $1,200,000 non-interest bearing demand loan which has been advanced in full.

On April 28, 2006, we exercised our option to acquire an additional 25% of RNC’s issued and outstanding common stock, resulting in us owning 50% of RNC’s issued and outstanding common stock. In consideration for the acquisition of the additional 25% interest in RNC, we issued Investcol 2,000,000 shares of our common stock and issued a $4,000,000 non-interest bearing demand loan to RNC.

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

Our business plan is to complete the acquisition of the remaining 50% equity interest in RNC which will require additional funds of at least approximately $15,000,000 over the next 8 months, in addition to the issuance of 4 million additional shares of our common stock to purchase the additional 50% ownership of RNC. The final 25% interest can be purchased by us at a price to be determined by a full feasibility study we plan to complete. There can be no assurance that we will be successful in securing sufficient financing to continue to acquire more than our twenty-five percent equity interest in RNC. Caldas, RNC’s wholly-owned subsidiary, is continuing to increase its ownership interest in certain mining rights in the Zona Alta portion of the Marmato project with the goal of consolidating all of its mining interests into a single mining license.

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

Results of Operations for the period ending March 31, 2006

We generated interest income of $3,552 for the three months ended March 31, 2006, but did not generate any revenue during the reporting period from our current operations. Our current operations are focused on the acquisition and development of our interests in mining properties located in the Marmato Mountain Gold District located in Colombia. We do not anticipate earning any revenues until such time that commercial production commences on the mining properties for which we currently hold an interest or may acquire an interest in the future. We are presently in the exploration stage of our business and we can provide no assurance that we will discover commercially exploitable levels of mineral resources on our property interests, or if such resources are discovered, that we will enter into commercial production. In addition, numerous regulatory, practical, legal and other obstacles could adversely affect our ability to achieve profitable operations.

During the three months ended March 31, 2005, we generated $763 from our prior business plan which was discontinued in the first quarter of 2005 to pursue the acquisition and development of mining properties located in the Marmato Mountain Gold District located in Colombia.

We incurred operating expenses of $3,491,191 for the three month period ended March 31, 2006, compared to operating costs and expenses of $23,187 for the same three month period in the prior year. The increase in our operating expenses for the three months ended March 31, 2006 when compared to the same reporting period in the prior year is entirely attributable to expenditures relating to mineral property acquisitions under our new business plan and stock based compensation. Our expenses for the three months ended March 31, 2006 consisted primarily of mineral property acquisition and exploration expenditures in the amount of $2,616,940, stock based compensation of $486,489, and general and administrative expenses in the amount of $382,318.

We incurred a net loss of $3,487,639 in the three months ended March 31, 2006, as compared to a net loss of $22,424 in the three months ended March 31, 2005. The increase in our net loss is attributable to increased expenditures relating to mineral property acquisitions under our new business plan.

Liquidity and Capital Resources

As of March 31, 2006, we had current assets of $894,945 and current liabilities of $485,605. As a result, we had working capital of $409,340.

Operating activities used $789,114 in cash for the three months ended March 31, 2006. Our net loss of $3,487,639 was the primary component of our negative operating cash flow. Investing activities during the three months ended March 31, 2006 consisted of website development costs of $15,000 and the purchase of equipment in the amount of $38,538. Cash flows used by financing activities during the three months ended March 31, 2006 consisted of $79,565 related to the issuance of common stock, net of finders fee.

We primarily relied on equity capital to fund our operations during the three months ended March 31, 2006. During the reporting period, we sold securities to accredited investors. Subsequent to the reporting period on April 26, 2006, we completed a private equity offering of 6,500,666 Units at $1.50 per Unit to a total of 26 investors.  Each Unit consisted of one (1) share of common stock, par value $0.00001, and one (1) Warrant (the “ Warrant”) to purchase one (1) share of common stock, exercisable for twenty-four (24) months from the closing of the offering.  As a result, we issued a total of 6,500,666 shares of common stock and warrants to purchase 6,500,666 shares of our common stock in connection with this private equity offering. The exercise price for the Warrant is priced at $2.50.  The gross proceeds we received from this offering was $ 9,751,000

Based upon the current financial condition of the company, our management anticipates that the current cash on hand is insufficient for us to operate our business through the end of the fiscal year. We intend to fund operations through debt and/or equity financing arrangements, which may be insufficient to fund our expenditures or other cash requirements for the year ending December 31, 2006. We plan to seek additional financing in a private equity offering to secure funding for our operations. There can be no assurance that we will be successful in raising additional funding. If we are not able to secure additional funding, the implementation of our business plan will be impaired and we may lose our option to purchase certain mining and mineral rights. There can be no assurance that such additional financing will be available to us on acceptable terms or at all.

Going Concern

We have incurred a net loss of $5,038,602 for the period from inception on March 23, 2003 to March 31, 2006 and have no current source of revenue. Our future is dependent upon our ability to obtain financing and upon future acquisition, exploration and development of profitable operations from our mineral properties. These conditions raise substantial doubt about our ability to continue as a going concern. Although there are no assurances that management’s plans will be realized, management believes that we will be able to continue operations in the future. Management intends to continue relying upon the issuance of securities to finance the development of our business. There can be no assurance that we will be successful in raising the funds necessary to maintain operations, or that a self-supporting level of operations will ever be achieved. The financial statements do not include any adjustment to reflect the possible future effect on the recoverability and classification of the assets or the amounts and classification of liabilities that may result should we cease to continue as a going concern.

Item 3.     Controls and Procedures

We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of March 31, 2006. This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer, Mr. James Martin Randall, and Chief Financial Officer, Mr. Kenneth Phillippe. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2006, our disclosure controls and procedures are effective. There have been no significant changes in our internal controls over financial reporting during the quarter ended March 31, 2006 that have materially affected or are reasonably likely to materially affect such controls.

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

Item 2.     Unregistered Sales of Equity Securities and Use of Proceeds

The information set forth below relates to our issuances of securities without registration under the Securities Act during the reporting period which were not previously included in a Current Report on Form 8-K.

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

Item 3.     Defaults upon Senior Securities

None

Item 4.     Submission of Matters to a Vote of Security Holders

No matters have been submitted to our security holders for a vote, through the solicitation of proxies or otherwise, during the quarterly period ended March 31, 2006.

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

Colombia Goldfields Ltd.

Date:	May 22, 2006

By: /s/ J. Randall Martin J. Randall Martin Title: Chief Executive Officer and Director