Form 10QSB
period 2006-06-30
COLOMBIA GOLDFIELDS LTD
filed 2006-08-21
CIK 1223663

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-QSB

[X]	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2006

[ ]	Transition Report pursuant to 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period ________ to __________

Commission File Number: 000-51013

Colombia Goldfields Ltd.
(Exact name of small business issuer as specified in its charter)

Delaware	76-0730088
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

#208-8 King Street East, Toronto, Ontario Canada M5C 1B5
(Address of principal executive offices)

(416) 203-3856
(Issuer’s telephone number)
_______________________________________________________________
(Former name, former address and former fiscal year, if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days [X] Yes [ ] No

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). [ ] Yes [X] No

State the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 43,215,849 common shares as of July 26, 2006

Transitional Small Business Disclosure Format (check one): Yes [ ] No [X]

PART I - FINANCIAL INFORMATION

Item 1.      Financial Statements

Our unaudited consolidated financial statements included in this Form 10-QSB are as follows:
F-1	Unaudited Interim Consolidated Balance Sheet as of June 30, 2006
F-2	Unaudited Interim Consolidated Statements of Operations for the three and six months ended June 30, 2006 and 2005 and from inception (March 25, 2003) through June 30, 2006
F-3	Unaudited Interim Consolidated Statements of Stockholders’ Equity (Deficiency) for the period from inception (March 25, 2003) through June 30, 2006
F-5	Interim Consolidated Statements of Cash Flows for the six months ended June 30, 2006 and 2005 and from inception (March 25, 2003) through June 30, 2006
F-6	Notes to Unaudited Interim Consolidated Financial Statements;

These unaudited interim consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the SEC instructions to Form 10-QSB. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the interim period ended June 30, 2006 are not necessarily indicative of the results that can be expected for the full year.

COLOMBIA GOLDFIELDS LTD.
(FORMERLY SECURE AUTOMATED FILING ENTERPRISES INC.)
(An Exploration Stage Company)

INTERIM CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

As at (expressed in U.S. dollars)		June 30, 2006		December 31, 2005
	$		$
ASSETS

Current

Cash and cash equivalents		6,728,353		1,565,640
Accounts receivable		61,843		-
Prepaid expenses		38,776		22,554
Exploration expenditure advances - related parties		102,124		158,202

		6,931,096		1,746,396

Property and equipment, net of accumulated amortization
of $11,970 (December 31, 2005: $335) (Note 4)		144,206		1,445

Website Development Cost, net of accumulated amortization
of $9,500 (December 31, 2005: $3,500)		26,500		17,500

		7,101,802		1,765,341

LIABILITIES

Current

Accounts payable and accrued liabilities		2,402,678		83,004

STOCKHOLDERS’ EQUITY		2,402,678		83,004

Common stock (Note 5)
Authorized: 50,000,000 shares, $0.00001 par value
Issued and outstanding: 43,215,849 shares (December 31, 2005: 29,589,100 shares)		432		296

Additional paid-in capital		23,131,397		1,465,354

Common share purchase warrants

Share subscriptions		-		1,767,650

Deficit accumulated during the exploration stage		(18,432,705)		(1,550,963)

		4,699,124		1,682,337

		7,101,802		1,765,341

NOTE 1 - INCORPORATION, NATURE AND CONTINUANCE OF OPERATIONS

See accompanying Notes to the Financial Statements

COLOMBIA GOLDFIELDS LTD.
(FORMERLY SECURE AUTOMATED FILING ENTERPRISES INC.)
(An Exploration Stage Company)

INTERIM CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

										Cumulative from
		Three months		Three months		Six months		Six months		Inception (March 25, 2003)
		ended		ended		ended		ended		through
		June 30,		June 30,		June 30,		June 30,		June 30,
(expressed in U.S. dollars)		2006		2005		2006		2005		2006
	$		$		$		$		$
REVENUES

OPERATING EXPENSES

General and administrative		473,218		87,269		811,000		125,456		1,233,190
Amortization - equipment		9,191		67		11,635		67		11,970
Amortization - website development cost		3,000		-		6,000		-		9,500
Mineral property acquisition (note 4) and exploration expenditures		12,261,901		-		14,923,375		-		16,058,139
Stock based compensation		695,666		-		1,182,155		-		1,182,155

Total operating expenses		13,442,976		87,336		16,934,165		125,523		18,494,954

Other income		(48,870)		-		(52,423)		(763)		(52,422)
Loss from continuing operations		(13,394,106)		-		(16,881,742)		-		(18,442,532)

Income (loss) from discontinued operations		-		(87,336)		-		(124,760)		9,827

NET LOSS FOR THE PERIOD		(13,394,106)		(87,336)		(16,881,742)		(124,760)		(18,432,705)

LOSS PER SHARE - BASIC & DILUTED

Loss from continuing operations		(0.34)		0.00		(0.46)		0.00
Loss from discontinued operations		0.00		0.00		0.00		(0.01)

NET LOSS		(0.34)		0.00		(0.46)		(0.01)
WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING
Basic and diluted		39,258,915		24,000,000		36,581,942		24,000,000

See accompanying Notes to the Financial Statements

COLOMBIA GOLDFIELDS LTD.
(FORMERLY SECURE AUTOMATED FILING ENTERPRISES INC.)
(An Exploration Stage Company)

INTERIM CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIENCY)
(UNAUDITED)

 From Inception (March 25, 2003) to June 30, 2006 :
(expressed in U.S. dollars)	Common Shares	Stock Amount	Additional Paid-in Capital	Warrants	Share Subscriptions Received	Deficit Accumulated During The Exploration Stage	Total Stockholders’ Equity (Deficiency)
	#	$	$	$	$	$	$
Issue of common stock for cash at $0.000125 per share on March 25, 2003	8	-	1	-	-	-	1
Issue of common stock for cash at $0.000125 per share on May 5, 2003	16,000,000	160	1,840	-	-	-	2,000
Repurchase of common stock for cash at $0.000125 per share on October 31, 2003	(8,000,008)	(80)	(920)		-	-	(1,000)
Donated Capital	-	-	35,200	-	-	-	35,200
Net loss for the period	-	-	-	-	-	(36,399)	(36,399)
Balance, December 31, 2003	8,000,000	80	36,121	-	-	(36,399)	(198)
Issue of common stock for cash at $0.00625 per share on December 20, 2004	16,000,000	160	99,840	-	-	-	100,000
Donated Capital	-	-	19,200	-	-	-	19,200
Net loss for the year	-	-	-	-	-	(23,094)	(23,094)
Balance, December 31, 2004	24,000,000	240	155,161	-	-	(59,493)	95,908
Issue of common stock for Mineral concessions at $0.25 per share on September 22, 2005	1,000,000	10	249,990	-	-	-	250,000
Issue of 4,221,000 common stock for cash at $0.25 per share and 368,100 common stock for finder fee on October 14, 2005	4,589,100	46	712,204	343,000	-	-	1,055,250
Forgiveness of advances from a related party			4,999	-	-	-	4,999
Share Subscriptions Received	-	-	-	-	1,767,650	-	1,767,650
Net loss for the year	-	-	-	-	-	(1,491,470)	(1,491,470)
Balance, December 31, 2005	29,589,100	296	1,122,354	343,000	1,767,650	(1,550,963)	1,682,337

See accompanying Notes to the Financial Statements

COLOMBIA GOLDFIELDS LTD.
(FORMERLY SECURE AUTOMATED FILING ENTERPRISES INC.)
(An Exploration Stage Company)

INTERIM CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIENCY)
(UNAUDITED)

 From Inception (March 25, 2003) to June 30, 2006 (cont’):
(expressed in U.S. dollars)	Common Shares	Stock Amount	Additional Paid-in Capital	Warrants	Share Subscriptions Received	Deficit Accumulated During The Exploration Stage	Total Stockholders’ Equity (Deficiency)
Balance, December 31, 2005	29,589,100	296	1,122,354	343,000	1,767,650	(1,550,963)	1,682,337
Issue of common stock for cash at $0.60 per share on January 24, 2006, net of $187,565 finders fee	3,126,083	31	1,688,054	-	(1,767,650)	-	(79,565)
Issue of common stock for Mineral concessions at $1.90 per share on February 14, 2006	1,000,000	10	1,899,990	-	-	-	1,900,000
Issue of common stock for Mineral concession at $2.25 per share purchase on April 10, 2006	1,000,000	10	2,249,990	-	-	-	2,250,000
Issue of common stock for cash at $1.50 per unit less finders fee of $585,060 on April 26, 2006	6,500,666	65	6,416,112	2,749,762	-	-	9,165,939
Issue of common stock for Mineral concessions of $2.74 per share purchase on April 28, 2006	2,000,000	20	5,479,980	-	-	-	5,480,000
Stock based compensation	-	-	1,182,155	-	-	-	1,182,155
Net loss for the period	-	-	-	-	-	(16,881,742)	(16,881,742)
Balance June 30, 2006	43,215,849	432	20,038,635	3,092,762	-	(18,432,705)	4,699,124

See accompanying Notes to the Financial Statements

COLOMBIA GOLDFIELDS LTD.
(FORMERLY SECURE AUTOMATED FILING ENTERPRISES INC.)
(An Exploration Stage Company)

INTERIM CONSOLIDATED STATEMENTS OF CASH FLOWS

(expressed in U.S. dollars)	Six months ended June 30, 2006	Six months ended June 30, 2006	Cumulative From Inception (March 25, 2003) Through June 30, 2006
OPERATING ACTIVITIES:	$	$	$
Loss from operations	(16,881,742)	(124,760)	(18,432,705)
Items not requiring cash outlay:
- Consulting fees	-	-	52,400
- Website design and software development	-	-	2,000
- Amortization of equipment	11,635	67	11,970
- Amortization of website development cost	6,000	-	9,500
- Mineral property acquisition	9,630,000	-	9,880,000
- Stock based compensation	1,182,155	-	1,182,155
Changes in operating assets and liabilities
- Accounts receivable	(61,843)	910	(61,843)
- Prepaid expenses and deposit	(16,222)	(10,000)	(38,776)
- Exploration expenditure advances	56,078	-	(102,124)
- Accounts payable and accrued liabilities	2,319,674	29,358	2,402,678
- Due to a related parties	-	5,250	4,999
Net cash (used in) operating activities	(3,754,265)	(99,175)	(5,089,746)
FINANCING ACTIVITIES:
Issuance of securities, net of finder fees	9,086,374	-	10,242,625
Proceeds of share subscription received	-	-	1,767,650
Net cash provided by financing activities	9,086,374	-	12,010,275
INVESTING ACTIVITIES:
Purchase of equipment	(154,396)	(1,780)	(156,176)
Purchase of website	(15,000)	-	(36,000)
Net cash (used in) investing activities	(169,396)	(1,780)	(192,176)
INCREASE (DECREASE) IN CASH	5,162,713	(100,955)	6,728,353
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	1,565,640	104,685	-
CASH AND CASH EQUIVALENTS AT END OF PERIOD	6,728,353	3,730	6,728,353
SUPPLEMENTAL CASH FLOWS INFORMATION
Interest expense	-	-	-
Taxes	-	-	-

See accompanying Notes to the Financial Statements

COLOMBIA GOLDFIELDS LTD.
(FORMERLY SECURE AUTOMATED FILING ENTERPRISES INC.)
(An Exploration Stage Company)

NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2006

NOTE 1 - GOING CONCERN AND NATURE OF OPERATIONS

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

The Company has incurred a net loss of $18,432,705 for the period from inception on March 25, 2003 to June 30, 2006 and has no source of operating revenue. Based upon the current financial condition of the Company, management anticipates that the current cash on hand is insufficient to implement the business plan through the end of the fiscal year. The Company’s future is dependent upon its ability to obtain financing and upon future acquisition, exploration and development of profitable operations from its mineral properties. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Although there are no assurances that management’s plans will be realized, management believes that the Company will be able to continue operations in the future. Management intends to continue relying upon the issuance of securities to finance the development of its business. There can be no assurance that it will be successful in raising the funds necessary to maintain operations, or that a self-supporting level of operations will ever be achieved. If the Company is unable to secure additional funding, the implementation of the business plan will be impaired and the Company may lose its option to purchase certain mining and mineral rights. The financial statements do not include any adjustment to reflect the possible future effect on the recoverability and classification of the assets or the amounts and classification of liabilities that may result should the Company cease to continue as a going concern.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation

The accompanying unaudited interim consolidated financial statements have been prepared in accordance with the accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six month period ended June 30, 2006 are not necessarily indicative of the results that may be expected for the year ended December 31, 2006.

The consolidated balance sheet at December 31, 2005 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. For further information, refer to the financial statements and footnotes thereto included in the Company’s annual report on Form 10-KSB for the year ended December 31, 2005.

COLOMBIA GOLDFIELDS LTD.
(FORMERLY SECURE AUTOMATED FILING ENTERPRISES INC.)
(An Exploration Stage Company)

NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2006

Consolidation

Entities which are controlled by the Company, either directly or indirectly, are consolidated. Control is established by the Company’s ability to determine strategic, operating, investing and financing policies without the co-operation of others. The Company analyses its level of ownership, voting rights and representation on the board of directors in determining if control exists by any one, or a combination of these factors.

These consolidated financial statements include the accounts of (i) Colombia Goldfields Ltd., a Nevada corporation (ii) The Company’s 50% interest in RNC (Colombia) Limited, a Belize corporation and its 94.99% owned subsidiary - Compania Minera De Caldas, S.A., a Colombia corporation. All significant inter-company transactions and balances have been eliminated upon consolidation.

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

Up until April 28, 2006 and in connection with the adoption of FIN 46R, the Company concluded that RNC (Colombia) Limited and its 94.99% owned subsidiary, Compania Minera De Caldas, S.A., are VIEs since the Company provide the principal financial support to these entities and uses the primary beneficiary. Under FIN 46R transition rules, the financial statements of RNC (Colombia) Limited and Compania Minera De Caldas, S.A. have been conceded VIEs and the Company’s 25% interest had been included within the Company’s consolidated financial statements for the period January 12, 2006 to April 30, 2006.

In connection with the Company’s April 28, 2006 acquisition of an additional 25% of RNC (Colombia) (total ownership of 50% of RNC (Colombia)), the Company also received rights to nominate three of the four members of RNC’s board of directors. As such, the Company has determined that control over RNC (Colombia) exists as of May 1, 2006, and these financial statements reflect the consolidation of the Company’s 50% interest thereafter. Since the non-controlling shareholder of RNC has no obligation to contribute any additional capital, the non-controlling interest related to RNC in the consolidated statement of operations and in the consolidated balance sheet was zero.

NOTE 3 - MINERAL PROPERTIES AND EXPLORATION RIGHTS

The Company has determined that its exploratory mining operations, being Caramanta and Marmato properties, are a single reportable segment, due to the nature of the Company’s business and the geographic location of its mineral interests.

Title on mineral properties and mining and exploration rights involves certain inherent risks due to the difficulties of determining the validity of certain claims as well as the potential for problems arising for the frequently ambiguous conveyance history characteristic of many mining properties. Currently, the Company is in the process of investigating the title of mineral concessions for which it holds the options to acquire. Therefore, the Company cannot give any assurance that title to such properties will not be challenged or impugned and cannot be certain that the Company will have valid title to its mining properties. The Company relies on title opinions by legal counsel who base such opinions on the laws of countries in which the Company operates.

(i) Caramanta Project - concessions 6602, 1343 and 6329

On September 22, 2005, the Company entered into an Assignment Agreement with Investcol Limited (Investcol) where Investcol assigned, transferred, and conveyed to the Company all of its rights under a contract for Purchase Option of Mining Concessions (“Original Option Contract”) entered into with Cia Servicios Y Logisticos Ltda. As the result of the Assignment Agreement, the Company acquired an option to purchase certain mining, mineral and exploration rights on property known as Concession 6602, 1343 and 6329 located in Caramanta Municipality, Antioquia Department, Medellin, Colombia for $10,000, on condition that $2,990,000 is invested in exploratory work on the property over a three year period. The Company issued 1,000,000 common stock to Investcol at a deemed fair market value $ 0.25 per share for total consideration of $ 250,000.

COLOMBIA GOLDFIELDS LTD.
(FORMERLY SECURE AUTOMATED FILING ENTERPRISES INC.)
(An Exploration Stage Company)

NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2006

Pursuant to the Assignment Agreement, the Company is committed to fund the $2,990,000 exploratory work as follows:

a)	$500,000 (advanced) upon the closing of the Assignment Agreement
b)
$750,000 during the 12 month period commencing June 25, 2006; and on the earlier of June, 2006 or commencement of the second exploration phase, one million restricted shares of the Company’s common shares, to June 30, 2006, $350,000 have been advanced in respect to this second year commitment.

c)	$1,740,000 during the 12-month period commencing June 25, 2007.

In addition, the Company agreed to pay Investcol $7,500 per month as an office fee through July 31, 2006.

(ii) Caramanta Project - 6993,7039,6821 and 6770 and HET 31, 32, 26 and HETG 01

On February 16, 2006 the Company entered into a Letter of Intent (“LOI”) with Investcol to acquire Investcol’s rights in a Contract for Purchase (“Purchase Contract”) entered into with Cia Servicios y Logisticos Ltda. The LOI outlined a proposed transaction where the Company intended to acquire Investcol’s rights in certain mining contracts to exclusively engage in mining activities on concessions 6993, 7039, 6821 and 6770 (the “Contracts”) and options that Investcol holds to acquire the exclusive rights to engage in mining activities on concessions HET 31, 32, 26, 27 and HETG 01 (the “Options”) all located within an area in Colombia referred to as the Caramanta location.

The LOI was non-binding and subject to final negotiation and the execution of a definitive agreement. On April 10, 2006, the Company entered into a definitive agreement with Investcol finalizing this transaction (“Assignment Agreement”). In consideration for this Assignment Agreement, the Company paid Investcol total consideration in the amount of $350,000 and issued 1,000,000 restricted shares of common stock. Under the terms of the Assignment Agreement, Investcol agreed to pay the exercise price of $150,000 on the Options whose titles will remain in the name of Cia Servicios until the final exploration commitments have been made. The final option payments were made prior to July 30, 2006.

The Company has no additional obligations under the Assignment Agreement. Provided the Company satisfies its exploration work obligations on concessions 6602, 1343 and 6329 as described above or completes the same exploratory work on any of these Contracts or Options, these Options will become exercisable. If not exercised, these Options will terminate on November 10, 2008.

(iii) Marmato Project

On January 12, 2006, the Company entered into a Stock Purchase Agreement with Investcol and RNC (Colombia) Limited (the "Agreement"), whereby the Company would (i) acquire twenty-five percent (25%) of the issued and outstanding stock of RNC (Colombia) Limited, a Belize corporation ("RNC") and (ii) hold an option to acquire the remaining seventy five percent (75%) of RNC's issued and outstanding stock over a period of time. RNC is a subsidiary of Investcol, the beneficial holder of 94.99% of the issued and outstanding stock of Compania Minera De Caldas, S.A. ("Caldas"), and a Colombia corporation that (i) owns certain mining, mineral and exploration rights, (ii) has options to acquire mining, mineral and exploration rights and (iii) has exclusive rights to evaluate certain property, all located in the Zona Alta portion of the Marmato project in Colombia.

COLOMBIA GOLDFIELDS LTD.
(FORMERLY SECURE AUTOMATED FILING ENTERPRISES INC.)
(An Exploration Stage Company)

NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2006

Pursuant to the Stock Purchase Agreement, the Company has the option to:

a.
acquire 25% of the total outstanding shares of RNC by the issuance of 1,000,000 common shares of the Company to Investcol and the advance to RNC of a $1,200,000 non-interest bearing loan. (The Company acquired 25% of ownership on February 14, 2006)

b.
to acquire an additional 25% of RNC (total 50% of RNC) by issuance of 2,000,000 shares of the Company to Investcol and the advance of an additional $4,000,000 non-interest bearing loan to RNC in two instalments of $1,000,000 and $3,000,000 on or before March 15, 2006 and April 30, 2006, respectively. (On March 10, 2006, the Company entered an extension agreement with Investcol to extend the terms to April, 30, 2006, and completed the transaction on May 1, 2006).

c.
to acquire an additional 25% of RNC (total 75% of RNC) by the issuance of 4,000,000 common shares of the Company to Investcol and the advance of an additional $15,000,000 non-interest bearing loan to RNC on or before October 30, 2006.

d.
have the option until May 1, 2009 to acquire the final 25% of RNC for a price equal to the 25% of the value of Caldas determined by a bankable feasibility study prepared by a certified mineral property evaluator, or other acceptable third party. Payment of the purchase price can be made by the Company in either cash or the Company’s common shares (which will be valued at 90% of the average closing provide of the Company’s common shares)

On February 14, 2006, the Company completed the acquisition of 25% of RNC by the issuance of 1,000,000 restricted common stock of the Company to Investcol and the advancement of $1,200,000 by way of a non-interest bearing loan to RNC. Total consideration of $1,900,000 related to this common stock issuance was recorded as part of mineral property acquisition and exploration expenditures.

On April 28, 2006, the Company completed the acquisition of an additional 25% of RNC (total 50% of RNC) by the issuance to Investcol Limited of 2,000,000 restricted common stock and the advancement of $4,000,000 by way of a non-interest bearing demand loan to RNC. Total consideration of $5,480,000 related to this common stock issuance was recorded and expensed as part of the mineral property acquisition and exploration expenditures.

NOTE 4 - PROPERTY AND EQUIPMENT

As at June 30, 2006 (expressed in U.S. dollars)	Cost $	Accumulated Amortization $	Net book Value $
Furniture and office equipment	46,978	8,485	38,493

Vehicles	109,198	3,485	105,713

Total	156,176	11,970	144,206

As at December 31, 2005 (expressed in U.S. dollars)	Cost $	Accumulated Amortization $	Net book Value $
Office equipment	1,780	335	1,445

COLOMBIA GOLDFIELDS LTD.
(FORMERLY SECURE AUTOMATED FILING ENTERPRISES INC.)
(An Exploration Stage Company)

NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2006

Mineral Property Acquisition and Exploration Expenditures

The Company’s mineral property acquisition and exploration activities consist of

I)	The acquisition of mineral concessions:
II)	The acquisition of mineral rights from existing titleholders: and
III)	The exploration of acquired mineral properties and related activities

Pursuant to EITF 04-2, Whether Mineral Rights are Tangible or Intangible Assets, the Company capitalizes acquired mineral concessions rights as Long-Lived assets and initially reports the aggregate carrying amount of mineral rights as a separate component of property and equipment. Pursuant to EITF 04-3, Mining Assets: Impairment and Business Combinations, and SFAS 144, Accounting for the Impairment or Disposal of Long Lived Assets, as of the date of the acquisitions of it’s interests in the Caramanta and Marmato properties mineral concessions and rights, the Company had not yet completed economic feasibility studies to establish the existence of proven or probable reserves for these assets nor had exploration activities advanced sufficiently to quantify values beyond proven and probable reserves and therefore, an impairment charge was recorded in the Consolidated Statements of Operations.

As required by SFAS 144, the Company has recognized in its consolidated financial statements impairment charges associated with the aforementioned acquired mineral properties and has included such charges within mineral property acquisition and exploration expenditures in the Consolidated Statements of Operations as follows:

	Three Months Ended June 30, 2006	Six Months Ended June 30, 2006	Cumulative From Inception (March 25, 2003 through June 30, 2006)
I) Acquisition of mineral concessions	$8,080,000	$9,980,000	$10,230,000
II) Acquisition of Mineral rights	3,712,478	3,966,878	3,966,878
Total acquired mineral properties	11,792,478	13,946,878	14,196,878
III) Exploration of acquired mineral properties	469,423	976,497	1,861,261
Total mineral property acquisition and exploration expenditures	$12,261,901	$14,923,375	$16,058,139

COLOMBIA GOLDFIELDS LTD.
(FORMERLY SECURE AUTOMATED FILING ENTERPRISES INC.)
(An Exploration Stage Company)

NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2006

NOTE 5 - STOCKHOLDERS’ EQUITY

Common Stock

Effective March 7, 2005, the Company completed an eight shares for one share stock split. The Company’s share transactions disclosed in these financial statements have been retroactively restated to reflect the above stock split.

During the years ended December 31, 2004 and 2005, the Company:

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

c.
completed a private placement and issued 4,221,000 units at a price of $0.25 per share for total proceeds of $1,055,250. Each unit consisted of one common share and one non-transferable warrant, entitling the holder to acquire one additional common share at a price of $0.50, exercisable on or before October 14, 2006. The Company also issued 368,100 shares as a finders’ fee relating to this private offering. The Company has allocated the total gross proceeds from the offering of $1,055,250 to the various underlying equity instruments comprising the equity offering, based on the estimated relative fair value of each instrument at the offering date, as follows:

Common shares	$ 46
Additional paid in capital	712,204
Common share purchase warrants	343,000
Total gross proceeds from private equity offering	$1,055,250

During the six month period ended June 30, 2006, the Company completed the following transactions:

a.	On January 24, 2006, the Company issued 3,126,083 common shares at $0.60 per share for total proceeds of $1,875,650. The Company paid finders fees in the amount of $187,565.

b.
On February 14, 2006, the Company issued 1,000,000 common shares at fair value of $1.90 per share to Investcol in connection of acquisition of 25% ownership of RNC (Colombia) Limited (See Note 3 (1) (ii)).

c.	On April 10, 2006, the Company issued 1,000,000 common shares at fair value of $2.25 per share to Investcol to acquire rights in certain properties in the Caramanta area of Colombia.

COLOMBIA GOLDFIELDS LTD.
(FORMERLY SECURE AUTOMATED FILING ENTERPRISES INC.)
(An Exploration Stage Company)

NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2006

d.
On April 26, 2006 the Company completed a private equity offering of 6,500,666 Units at $1.50 per Unit to a total of 26 investors. Each Unit consists of one (1) share of common stock, par value $0.00001, and one (1) Warrant (the “Warrant”) to purchase one (1) share of common stock, exercisable for twenty-four (24) months from the closing of the offering. The exercise price for the Warrant is priced at $2.50. The gross proceeds we received from this offering were $9,751,000. Assuming that all of the warrants are exercised by the investors, the gross proceeds received from the exercise of the Warrants will equal $16,251,665.

In connection with this private equity offering, the Company paid as a commission $585,060 and issued warrants to purchase 390,040 shares of our common stock with each warrant exercisable for a period of thirty-six (36) months from the closing of the offering at the exercise price of $2.00 per share. Assuming that all of these warrants are exercised, the Company will receive gross proceeds of $780,080.

The Company has allocated the total gross proceeds from the offering of $9,751,000 to the various underlying equity instruments comprising the equity offering, based on the estimated relative fair value of each instrument at the offering date, as follows:

Common shares	$ 65
Additional paid in capital	6,416,122
Common share purchase warrants	2,749,762
Total gross proceeds from private equity offering	$9,165,939

e.
On April 28, 2006, in connection with the acquisition of the second 25% of RNC(Colombia), the Company issued 2,000,000 common shares at a fair value of $2.74 to Investcol for deemed proceeds of $5,480,000.

Warrants

As at June 30, 2006, the following warrants were issued and outstanding:

# Warrants	Exercise Price	Expiry Date
4,589,100	$0.50 per share	October 14, 2006
6,500,666	$2.50 per share	April 25, 2008
390,040	$2.00 per share	April 25, 2009
11,479,806	$1.67 per share

Assuming all warrants are exercised, the Company would potentially receive $18,624,215.

Stock Options

During the period ended June 30, 2006, the Company adopted the 2006 Stock Incentive Plan, which provides for the grant of incentive stock options, non-qualified stock options, stock appreciation rights, restricted stock, performance shares and performance units, and stock awards to officers, directors or employees of, as well as advisers and consultants to, the Company.

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

COLOMBIA GOLDFIELDS LTD.
(FORMERLY SECURE AUTOMATED FILING ENTERPRISES INC.)
(An Exploration Stage Company)

NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2006

Pursuant to the Plan, the Company granted 1,750,000, 500,000 and 100,000 stock options to employees, directors and consultants of the Company with exercise prices of $0.75, $1.65 and $1.90 per share, respectively. These stock options vest at a rate of 25% every six months over a period of two years, and expire over a life of 10 years. For the sixth month period ended June 30, 2006, the Company recorded a total of $1,182,155 (for the three month period ended June 30, 2006 - $695,666) for stock based compensation expenses. The Company has incurred $2,681,061 in stock-based compensation costs for historical stock option awards through June 30, 2006.  In respect of these awards, $1,182,155 has been recognized to date in the consolidated statements of operations as stock based compensation expense and an additional $1,498,903 is expected to be recognized in respect of these awards in future periods through fiscal 2008.

A summary of the stock options granted and exercised is as follows.

(expressed in U.S. dollars)	Shares	Weighted Average Exercise Price
Options outstanding at December 31, 2005	-	$-
Granted	2,350,000	0.99
Options outstanding at June 30, 2006	2,350,000	$0.99

The fair value of each option granted has been estimated as of the date of the grant using the Black-Scholes option pricing model with the following assumptions: risk-interest rate of 4.45%, dividend yield 0%, a historic volatility of 63.72% 10 years, equal to the full life of the options as the Company does not expect any options to be exercised early. A summary of weighted average fair value of stock options granted during the period end June 30, 2006 is as follows:

(expressed in U.S. dollars)	Weighted Average Exercise Price	Weighted Average Fair Value
Exercise price is below market price at grant date:	$0.81	$1.11
Exercise price is equal to or greater than market price at grant date:	$1.65	$1.24

A summary of stock options outstanding and exercisable is as follows:

Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life (yr)	Weighted Average Exercise Price
$0.01 - $1.00	1,750,000	9.77	$0.75
$1.01 - $2.00	600,000	9.97	$1.69
	2,350,000	9.82	$0.99

No options were exercisable as at June 30, 2006, and no options have expired or have been forfeited during the six month period ending June 30, 2006.

F-13

COLOMBIA GOLDFIELDS LTD.
(FORMERLY SECURE AUTOMATED FILING ENTERPRISES INC.)
(An Exploration Stage Company)

NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2006

NOTE 6 - RELATED PARTY TRANSACTIONS

During the six month period ended June 30, 2006 the Company:

a.	paid $270,750 (2005: $nil) for management and consulting fees to directors, senior officers and shareholders of the Company.

b.	paid $10,256 (2005: $nil) for office rent to a company related to a director of the Company.

Amounts due to a related party are non-secured, non-interest bearing and have no stated terms of repayment.

NOTE 7 - COMMITMENTS

See Note 3 (1)

NOTE 8 - RECLASSIFICATIONS

Certain prior period amounts have been reclassified to conform to the current period presentation.

Item 2.     Management’s Discussion and Analysis

Forward-Looking Statements

Certain statements, other than purely historical information, including estimates, projections, statements relating to our business plans, objectives, and expected operating results, and the assumptions upon which those statements are based, are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These forward-looking statements generally are identified by the words “believes,” “project,” “expects,” “anticipates,” “estimates,” “intends,” “strategy,” “plan,” “may,” “will,” “would,” “will be,” “will continue,” “will likely result,” and similar expressions. We intend such forward-looking statements to be covered by the safe-harbor provisions for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995, and are including this statement for purposes of complying with those safe-harbor provisions. Forward-looking statements are based on current expectations and assumptions that are subject to risks and uncertainties which may cause actual results to differ materially from the forward-looking statements. Our ability to predict results or the actual effect of future plans or strategies is inherently uncertain. Factors which could have a material adverse affect on our operations and future prospects on a consolidated basis include, but are not limited to: changes in economic conditions, legislative/regulatory changes, availability of capital, interest rates, competition, and generally accepted accounting principles. These risks and uncertainties should also be considered in evaluating forward-looking statements and undue reliance should not be placed on such statements. We undertake no obligation to update or revise publicly any forward-looking statements, whether as a result of new information, future events or otherwise. Further information concerning our business, including additional factors that could materially affect our financial results, is included herein and in our other filings with the SEC.

Overview

Our current focus is on the acquisition and development of our interests in mining properties located in the Marmato Mountain Gold District located in Colombia. The disclosure that follows is a discussion of each of the properties that we have an interest in. We are an exploration stage company and there is no assurance that commercially exploitable reserves of gold exist on any of our property interests. In the event that commercially exploitable reserves of gold exist on any of our property interests, we cannot guarantee that we will make a profit. If we cannot acquire or locate gold deposits, or if it is not economical to recover the gold deposits, our business and operations will be materially adversely affected.

Disputes over land ownership are common, especially in the context of resource developments. Identifying all the affected landowners or related stakeholders, and structuring compensation arrangements that are both fair and acceptable to all of them, is often extremely difficult. We believe that the satisfactory resolution of any local landowner or related stakeholder concerns is essential to the eventual development and operation of modern gold mines in the Marmato and Caramanta projects. The failure to adequately address any such landowner or related stakeholder issues will disrupt our plans. Although we will spend considerable time, effort and expense in an attempt to resolve any landowner or related stakeholder issues associated with our planned operations, no assurance can be given that disruptions arising out of landowner or related stakeholder dissatisfaction will not occur. In addition, we cannot give any assurance that title to any of our property interests will not be challenged or impugned and cannot be certain that we will have or acquire valid title to these mining properties.

Marmato Mountain Development Project

Acquisition of an interest in RNC (Colombia) Limited

On January 12, 2006, we entered into a Stock Purchase Agreement with Investcol Limited ("Investcol") and RNC (Colombia) Limited (the "Agreement"), whereby we would (i) acquire twenty-five percent (25%) of the issued and outstanding stock of RNC (Colombia) Limited, a Belize corporation ("RNC") and (ii) hold an option to acquire the remaining seventy five percent (75%) of RNC's issued and outstanding stock over a period of time. RNC is a subsidiary of Investcol that is the beneficial holder of 94.99% of the issued and outstanding stock of Compania Minera de Caldas S.A. ("Caldas"), a Colombia corporation that (i) owns certain mining rights, (ii) has options to acquire mining rights and (iii) has exclusive rights to evaluate certain properties, all located in the Zona Alta portion of the Marmato project in Colombia. The closing of this transaction was subject to the completion of certain schedules to the Agreement to our satisfaction and compliance with certain closing conditions. These conditions were satisfied and the Agreement closed on February 14, 2006.

Under the terms of the Agreement, we acquired a 25% interest in RNC in consideration for the issuance of 1,000,000 shares of our common stock to Investcol and a $1,200,000 non-interest bearing demand loan which has been advanced in full.

On April 28, 2006, we exercised our option to acquire an additional 25% of RNC’s issued and outstanding common stock, resulting in us owning 50% of RNC’s issued and outstanding common stock. In consideration for the acquisition of the additional 25% interest in RNC, we issued to Investcol 2,000,000 shares of our common stock and issued a $4,000,000 non-interest bearing demand loan to RNC.

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

Our business plan is to complete the acquisition of the remaining 50% equity interest in RNC which will require additional funds of at least approximately $15,000,000 over the next 8 months, in addition to the issuance of 4 million additional shares of our common stock to purchase the additional 50% ownership of RNC. The final 25% interest can be purchased by us at a price to be determined by a full feasibility study we plan to complete. There can be no assurance that we will be successful in securing sufficient financing to continue to acquire more than our fifty percent equity interest in RNC. Caldas, RNC’s wholly-owned subsidiary, is continuing to increase its ownership interest in certain mining rights in the Zona Alta portion of the Marmato project with the goal of consolidating all of its mining interests into a single mining license.

During the reporting period, there was preliminary exploration activities conducted on our property interests in the Marmato Mountain Development Project which included underground mapping and sampling. We have not received any results at the present time based upon these exploration activities.

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

(b)
seven hundred fifty thousand dollars ($750,000) during the 12 month period of the Assignment Agreement commencing June 25, 2006, and, on the earlier of June 2006 or commencement of the second exploration phase, one million restricted shares of our common stock; and

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

The LOI was non-binding and subject to final negotiation and the execution of a definitive agreement. On April 10, 2006, we entered into a definitive agreement with Investcol finalizing this transaction (“Assignment Agreement”). In consideration for this Assignment Agreement, we paid Investcol total consideration in the amount of $350,000 and issued 1,000,000 restricted shares of our common stock. Under the terms of the Assignment Agreement, Investcol paid the exercise price of $150,000 on the Options and the titles will remain in the name of Cia Servicios until the final exploration commitments have been made.

We have no additional obligations under the Assignment Agreement. Provided we satisfy our exploratory work obligations on Concessions 6602, 1343, and 6329 as described above or complete the same exploratory work on any of these Contracts or Options, these Options will become exercisable. If not exercised, these Options will terminate of November 10, 2008.

During the reporting period, there was preliminary exploration activities conducted on the Options in the Caramanta Exploration Project which included surface geological mapping and sampling. We have not received any results at the present time based upon these exploration activities.

Results of Operations for the three and six months ended June 30, 2006 and 2005

We generated interest income of $48,870 for the three months ended June 30, 2006 and $52,423 for the six months ended June 30, 2006, but did not generate any revenue during the reporting period from our current mining operations. Our current operations are focused on the acquisition and development of our interests in mining properties located in the Marmato Mountain Gold District located in Colombia. We do not anticipate earning any revenues from operations until such time that commercial production commences on the mining properties for which we currently hold an interest or may acquire an interest in the future. We are presently in the exploration stage of our business and we can provide no assurance that we will discover commercially exploitable levels of mineral resources on our property interests, or if such resources are discovered, that we will enter into commercial production. In addition, numerous regulatory, practical, legal and other obstacles could adversely affect our ability to achieve profitable operations.

We did not generate any revenue during the three months ended June 30, 2005. During the six months ended June 30, 2005, we generated $763 from our prior business plan which was discontinued in the first quarter of 2005 to pursue the acquisition and development of mining properties located in the Marmato Mountain Gold District located in Colombia.

We incurred operating expenses of $13,442,976 for the three month period ended June 30, 2006, compared to operating costs and expenses of $87,336 for the same three month period in the prior year. We incurred operating expenses of $16,934,165 for the six month period ended June 30, 2006, compared to operating costs and expenses of $125,523 for the six months ended June 30, 2005. The increase in our operating expenses for the three and six months ended June 30, 2006 when compared to the same reporting period in the prior year is attributable to expenditures relating to mineral property acquisitions under our new business plan and stock based compensation. Our expenses for the three months ended June 30, 2006 consisted primarily of mineral property acquisition and exploration expenditures in the amount of $12,261,901, stock based compensation of $695,666, and general and administrative expenses in the amount of $473,218. Our expenses for the six months ended June 30, 2006 consisted primarily of mineral property acquisition and exploration expenditures in the amount of $14,923,375, stock based compensation of $1,182,155, and general and administrative expenses in the amount of $811,000.

We incurred a net loss of $13,394,106 in the three months ended June 30, 2006, as compared to a net loss of $87,336 in the three months ended June 30, 2005. We incurred a net loss of $16,881,742 in the six months ended June 30, 2006, as compared to a net loss of $124,760 in the six months ended June 30, 2005. The increase in our net loss is attributable to increased expenditures relating to mineral property acquisitions under our new business plan.

Liquidity and Capital Resources

As of June 30, 2006, we had current assets of $6,931,096 and current liabilities of $2,402,678. As a result, we had working capital of $4,528,418.

Operating activities used $3,754,265 in cash for the six months ended June 30, 2006. Our net loss of $16,881,742 was the primary component of our negative operating cash flow. Investing activities during the six months ended June 30, 2006 consisted of website development costs of $15,000 and the purchase of equipment in the amount of $154,396. Cash flows generated from financing activities during the six months ended June 30, 2006 consisted of $9,086,374 related to the issuance of common stock, net of finder’s fee.

We primarily relied on equity capital to fund our operations during the six months ended June 30, 2006. During the reporting period, we sold securities to accredited investors. On April 26, 2006, we completed a private equity offering of 6,500,666 Units at $1.50 per Unit to a total of 26 investors.  Each Unit consisted of one (1) share of common stock, par value $0.00001, and one (1) Warrant (the “ Warrant”) to purchase one (1) share of common stock, exercisable for twenty-four (24) months from the closing of the offering.  As a result, we issued a total of 6,500,666 shares of common stock and warrants to purchase 6,500,666 shares of our common stock in connection with this private equity offering. The exercise price for the Warrant is priced at $2.50.  The gross proceeds we received from this offering was $9,751,000

Based upon the current financial condition of the company, our management anticipates that the current cash on hand is insufficient for us to operate our business through the end of the fiscal year. We intend to fund operations through debt and/or equity financing arrangements, which may be insufficient to fund our expenditures or other cash requirements for the year ending December 31, 2006. We plan to seek additional financing in a private equity offering to secure funding for our operations. There can be no assurance that we will be successful in raising additional funding. If we are not able to secure additional funding, the implementation of our business plan will be impaired and we may lose our option to purchase certain mining and mineral rights. There can be no assurance that such additional financing will be available to us on acceptable terms or at all.

Off Balance Sheet Arrangements

As of June 30, 2006, there were no off balance sheet arrangements.

Going Concern

We have incurred a net loss of $18,432,705 for the period from inception on March 25, 2003 to June 30, 2006 and have no current source of revenue. Our future is dependent upon our ability to obtain financing and upon future acquisition, exploration and development of profitable operations from our mineral properties. These conditions raise substantial doubt about our ability to continue as a going concern. Although there are no assurances that management’s plans will be realized, management believes that we will be able to continue operations in the future. Management intends to continue relying upon the issuance of securities to finance the development of our business. There can be no assurance that we will be successful in raising the funds necessary to maintain operations, or that a self-supporting level of operations will ever be achieved. The financial statements do not include any adjustment to reflect the possible future effect on the recoverability and classification of the assets or the amounts and classification of liabilities that may result should we cease to continue as a going concern.

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

Item 3.     Controls and Procedures

We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of June 30, 2006. This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer, Mr. J. Randall Martin, and our Chief Financial Officer, Mr. Kenneth Phillippe. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2006, our disclosure controls and procedures are effective. There have been no changes in our internal controls over financial reporting during the quarter ended June 30, 2006.

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

Item 2.     Unregistered Sales of Equity Securities and Use of Proceeds

On April 28, 2006, we issued 2,000,000 shares of our common stock to Investcol Limited as part of the consideration upon exercise of our option to acquire an additional twenty-five percent (25%) of the issued and outstanding stock of RNC (Colombia) Limited, a Belize corporation ("RNC") and wholly owed subsidiary of Investcol Limited. These shares were issued pursuant to Section 4(2) of the Securities Act. We did not engage in any general solicitation or advertising. The stock certificate was issued with the appropriate legends affixed to the restricted stock.

On April 26, 2006, we completed a private equity offering of 6,500,666 Units at $1.50 per Unit to a total of 26 investors.  Each Unit consists of one (1) share of common stock, par value $0.00001, and one (1) Warrant (the “ Warrant”) to purchase one (1) share of common stock, exercisable for twenty-four (24) months from the closing of the offering.  As a result, we issued a total of 6,500,666 shares of common stock and warrants to purchase 6,500,666 shares of our common stock in connection with this private equity offering. The exercise price for the Warrant is priced at $2.50.  The gross proceeds we received from sale of Units in this exempt offering were $9,751,000.

In connection with this private equity offering, we paid as a commission $585,060 and issued warrants to purchase 390,040 shares of our common stock with each warrant exercisable for a period of thirty-six (36) months from the closing of the offering at the exercise price of $2.00 per share.

We completed this offering pursuant to Regulation S of the Securities Act.  Each investor represented to us that he was a non-US person as defined in Regulation S.  We did not engage in a distribution of this offering in the United States.  Each investor represented his intention to acquire the securities for investment only and not with a view toward distribution.  We requested our stock transfer agent to affix appropriate legends to the stock certificate issued to each investor in accordance with Regulation S and the transfer agent affixed the appropriate legends.  Each investor was given adequate access to sufficient information about us to make an informed investment decision.

In connection with this private equity offering, we have agreed to commence the filing of a registration statement to register the common stock in each Unit and the underlying common stock for each warrant. In the event that the registration statement is not effective within seven (7) months from the closing date of this offering, we will incur a cash penalty of 2.5% on each investor’s investment per month for each month until the registration statement is declared effective by the Securities and Exchange Commission.

On April 10, 2006, we issued 1,000,000 shares of our common stock to Investcol Limited as part of the consideration paid for transferring us certain mining contracts and options to acquire the exclusive rights to engage in mining activities. These shares were issued pursuant to Section 4(2) of the Securities Act. We did not engage in any general solicitation or advertising. The stock certificate was issued with the appropriate legends affixed to the restricted stock.

Item 3.     Defaults upon Senior Securities

None

Item 4.     Submission of Matters to a Vote of Security Holders

Subsequent to the reporting period on July 31, 2006, we held the annual meeting of our security holders. The meeting was called for the purpose of electing directors, confirming the appointment of Vellmer & Chang as the company’s independent certified public accountant for the fiscal year ended December 31, 2006, for approval of the adoption of the Colombia Goldfields Ltd. 2006 Stock Incentive Plan, to consider a proposal to amend the Articles of Incorporation to increase the number of shares of common stock authorized for issuance from 50,000,000 to 200,000,000, to consider proposed reincorporation of the Company in the State of Delaware by merger. The total number of shares of common stock outstanding on the record date, June 2, 2006, was 43,215,849 shares. The number of votes represented at the meeting was 29,991,363 shares, or 69.4% of the shares eligible to vote.

The following individuals were elected as directors with the votes being as follows:

Nominee	Votes Cast For	Votes Cast Against	Votes Withheld
J. Randall Martin	29,967,723	1,200	22,400
Daniel Hunter	29,967,923	1,000	22,440
Harry Hopmeyer	29,968,723	200	22,440
Thomas Ernest McGrail	29,968,723	200	22,440
Hernando Molina Velez	29,967,923	1,000	22,440
Robert E. Van Tassell	29,966,623	2,300	22,440
David Bikerman	29,968,923	0	22,440

The appointment of Vellmer & Chang as the Company’s independent certified public accountant for the fiscal year ended December 31, 2006 was confirmed, with the votes cast being as follows:

Votes Cast For	Votes Cast Against	Votes Withheld
29,975,423	7,330	8,610

With respect to the approval of the adoption of the Colombia Goldfields Ltd. 2006 Stock Incentive Plan, votes were cast for confirmation as follows:

Votes Cast For	Votes Cast Against	Votes Withheld	Not Voted
22,021,946	210,525	186,630	7,572,262

With respect to the proposed Amendment to the Articles of Incorporation to increase the number of shares of common stock authorized for issuance from 50,000,000 to 200,000,000, votes were cast for confirmation as follows:

Votes Cast For	Votes Cast Against	Votes Withheld	Not Voted
29,471,239	199,567	320,556	1

With respect to the proposed reincorporation into the State of Delaware by merger, votes were cast for confirmation as follows:

Votes Cast For	Votes Cast Against	Votes Withheld	Not Voted
22,235,576	13,200	170,326	7,572,261

No other matters were acted upon by our security holders at our annual meeting.

Item 5.     Other Information

None

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

Colombia Goldfields Ltd.

Date:	August 21, 2006

By: /s/ J. Randall Martin Mr. J. Randall Martin Title: Chief Executive Officer and Director