Form 10QSB
period 2006-09-30
COLOMBIA GOLDFIELDS LTD
filed 2006-11-22
CIK 1223663

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-QSB

[X]	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2006

[ ]	Transition Report pursuant to 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period __________ to __________

Commission File Number: 000-51013

Colombia Goldfields Ltd.
(Exact name of small business issuer as specified in its charter)

Delaware	76-0730088
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

#208-8 King Street East, Toronto, Ontario, Canada M5C 1B5
(Address of principal executive offices)

416-203-3856
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

State the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 52,036,849 common shares as of October 27, 2006.

Transitional Small Business Disclosure Format (check one): Yes [ ] No [X]

PART I - FINANCIAL INFORMATION

Item 1.      Financial Statements

Our unaudited consolidated financial statements included in this Form 10-QSB are as follows:
F-1	Unaudited Interim Consolidated Balance Sheet as of September 30, 2006
F-2	Unaudited Interim Consolidated Statements of Operations for the three and nine months ended September 30, 2006 and 2005 and from inception (March 25, 2003) through September 30, 2006
F-3	Unaudited Interim Consolidated Statements of Stockholders’ Equity (deficiency) for the period from inception (March 25, 2003) through September 30, 2006
F-4	Unaudited Interim Consolidated Statements of Cash Flows for the nine months ended September 30, 2006 and 2005
F-5	Notes to Unaudited Interim Consolidated Financial Statements

These unaudited interim consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the SEC instructions to Form 10-QSB. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the interim period ended September 30, 2006 are not necessarily indicative of the results that can be expected for the full year.

COLOMBIA GOLDFIELDS LTD.
(An Exploration Stage Company)
INTERIM CONSOLIDATED BALANCE SHEETS

U.S. Dollars	September 30, 2006	December 31, 2005
ASSETS	(unaudited)

Current

Cash and cash equivalents	$3,225,396	$ 1,565,640
Prepaid expenses	733,404	22,554
Due from related parties (Note 6)	-	158,202
	3,958,800	1,746,396

Mineral and exploration properties and rights (Note 3)	28,988,058	-
Property and equipment, net of accumulated amortization (Note 4)	353,899	1,445
Website Development Cost, net of accumulated amortization (Note 4)	23,500	17,500

	$33,324,257	$ 1,765,341

LIABILITIES

Current

Accounts payable and accrued liabilities	$4,807,657	$ 83,004

Non-Current

Future income tax liability (Note 3)	4,974,252	-
	9,781,909	83,004
STOCKHOLDERS’ EQUITY

Common stock (Notes 5 and 10)	490	296

Additional paid-in capital (Note 5)	29,973,307	1,465,354

Share subscriptions (Note 5)	-	1,767,650
	29,973,797	3,233,300
Accumulated deficit	(6,431,449)	(1,550,963)
	23,542,348	1,682,337
	$33,324,257	$ 1,765,341

See accompanying Notes to Consolidated Financial Statements

COLOMBIA GOLDFIELDS LTD.
(An Exploration Stage Company)
INTERIM CONSOLIDATED STATEMENTS OF OPERATIONS

U.S. Dollars	Three Months Ended September 30, 2006 (unaudited)	Three Months Ended September 30, 2005 (unaudited)	Nine Months Ended September 30, 2006 (unaudited)	Nine Months Ended September 30, 2005 (unaudited)	Cumulative from inception (March 25, 2003) September 30, 2006 (unaudited)

REVENUES	$-	$-	$-	$-	$-

OPERATING EXPENSES

Mineral property rights exploration expenses (Notes 3 and 5)	1,074,629	260,000	2,187,686	260,000	3,332,450
General and administrative (Note 5)	919,698	79,091	2,776,293	79,091	3,188,483
Amortization	2,059	134	19,694	134	23,529
Total operating expenses	1,996,386	339,225	4,983,673	339,225	6,544,462
Other income	(50,764)	-	(103,187)	-	(103,186)
Loss from continuing operations	(1,945,622)	(339,225)	(4,880,486)	(339,225)	(6,441,276)

Income (loss) from discontinued operations (Note 1)	-	-	-	(108,760)	9,827

NET LOSS	$(1,945,622)	$(339,225)	$(4,880,486)	$(447,985)	$(6,431,449)

LOSS PER SHARE- BASIC & DILUTED

Loss from continuing operations	$(0.04)	$(0.01)	$(0.12)	$(0.01)
Loss from discontinued operations	-	-	-	(0.01)

NET LOSS PER SHARE-BASIC & DILUTED	$(0.04)	$(0.01)	$(0.12)	$(0.02)
WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING
Basic and diluted	45,079,035	24,097,826	39,513,913	24,032,967

See accompanying Notes to Consolidated Financial Statements

COLOMBIA GOLDFIELDS LTD.
(An Exploration Stage Company)
INTERIM CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

U.S. Dollars	Common Shares	Stock Amount	Additional Paid-in Capital	Share Subscriptions received	Deficit Accumulated During The Exploration Stage	Total Stockholders’ Equity (Deficiency)

Issue of common stock for cash at $0.000125 per share on March 25, 2003	8	$-	$1	$-	$-	$1

Issue of common stock for cash at $0.000125 per share on May 5, 2003	16,000,000	160	1,840	-	-	2,000

Repurchase of common stock for cash at $0.000125 per share on October 31, 2003	(8,000,008)	(80)	(920)	-	-	(1,000)

Donated Capital	-	-	35,200	-	-	35,200

Net loss for the twelve months ended December 31, 2003.	-	-	-	-	(36,399)	(36,399)

Balance, December 31, 2003	8,000,000	80	36,121	-	(36,399)	(198)

Issue of common stock for cash at $0.00625 per share on December 20, 2004	16,000,000	160	99,840	-	-	100,000

Donated Capital	-	-	19,200	-	-	19,200

Net loss for the twelve months ended December 31, 2004.	-	-	-	-	(23,094)	(23,094)

Balance, December 31, 2004	24,000,000	240	155,161	-	(59,493)	95,908

Issue of common stock for Mineral concessions at $0.25 per share on September 22, 2005	1,000,000	10	249,990	-	-	250,000

Issue of 4,221,000 common stock for cash at $0.25 per share and 368,100 common stock for finders fee on October 14, 2005	4,589,100	46	1,055,204	-	-	1,055,250

Forgiveness of advances from a related party			4,999	-	-	4,999

Share Subscriptions Received	-	-	-	1,767,650	-	1,767,650

Net loss for the twelve months ended December 31, 2005	-	-	-	-	(1,491,470)	(1,491,470)

Balance, December 31, 2005	29,589,100	$296	$1,465,354	$1,767,650	$(1,550,963)	$1,682,337

Issue of common stock for cash at $0.60 per share on January 24, 2006, net of $187,565 finders fee	3,126,083	31	1,688,054	(1,767,650)	-	(79,565)

Issue of common stock for Mineral concessions at $1.90 per share on January 25, 2006	1,000,000	10	1,899,990	-	-	1,900,000

Issue of common stock For Mineral concession at $2.25 per share purchase on April 10, 2006	1,000,000	10	2,249,990	-	-	2,250,000

Issue of common stock for cash at $1.50 per unit (commons shares & warrants) less finders fee of $585,060 on April 26, 2006	6,500,666	65	6,416,112	-	-	6,416,177

Issue of share purchase warrants with April 26, 2006 common stock issuance	-	-	2,749,762	-	-	2,749,762

Issue of common stock for Mineral concessions of $2.74 Per share purchase on April 28, 2006	2,000,000	20	5,479,980	-	-	5,480,000

Issue of common stock for mineral concessions at $1.10 per share on August 22, 2006.	4,200,000	42	4,619,958	-	-	4,620,000

Issue of common stock for mineral concessions at $1.41 per share on September 25, 2006	1,150,000	16	1,621,484	-	-	1,621,500

Stock based compensation	-	-	1,782,623	-	-	1,782,623

Net loss for the nine months ended September 30, 2006	-	-	-	-	(4,880,486)	(4,880,486)
Balance September 30, 2006	48,565,849	$490	$29,973,307	-	$(6,431,449)	$23,542,348

See accompanying Notes to Consolidated Financial Statements

COLOMBIA GOLDFIELDS LTD.
(An Exploration Stage Company)
INTERIM CONSOLIDATED STATEMENTS OF CASH FLOWS

U.S. Dollars	Nine Months Ended September 30, 2006 (unaudited)	Nine Months Ended September 30, 2005 (unaudited)	Cumulative From Inception (March 25, 2003) Through September 30, 2006 (unaudited)

OPERATING ACTIVITIES:
Net loss
Items not requiring cash outlay:	$(4,880,486)	$(447,985)	$ (6,431,449)
- Consulting fees	-	-	52,400
- Website design and software development	-	-	2,000
- Amortization	19,694	201	23,529
- Mineral properties/rights acquisitions	-	250,000	250,000
- Stock based compensation	1,782,623	-	1,782,623
Changes in non-cash working capital items
- Accounts receivable and prepaid expenses	(710,850)	(499,090)	(733,404)
- Exploration expenditure advances	-		(158,202)
- Accounts payable and accrued liabilities	1,793,380	31,317	1,876,384
- Due to/from related parties	158,202	(5,172)	163,201
Net cash provided by operating activities	(1,837,437)	(670,729)	(3,172,918)

FINANCING ACTIVITIES:
Issuance of securities net of finder fees	9,086,374	1,020,250	10,242,625
Proceeds of share subscription	-	-	1,767,650
Net cash provided by financing activities	9,086,374	1,020,250	12,010,275

INVESTING ACTIVITIES:
Purchase of mineral exploration rights	(5,211,033)	-	(5,211,033)
Purchase of equipment	(378,148)	(1,780)	(379,928)
Purchase of website	-	(21,000)	(21,000)
Net cash used in investing activities	(5,589,181)	(22,780)	(5,611,961)

INCREASE IN CASH	1,659,756	326,741	3,225,396

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	1,565,640	104,685	-

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$3,225,396	$431,426	$3,225,396

SUPPLEMENTAL CASH FLOW INFORMATION
Interest expense	$-	$-	$-
Taxes	$-	$-	$-

See accompanying Notes to Consolidated Financial Statements

COLOMBIA GOLDFIELDS LTD.
(An Exploration Stage Company)
NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - GOING CONCERN AND NATURE OF OPERATIONS

The Company was incorporated under the laws of the State of Nevada, U.S.A., on March 25, 2003. The Company changed its name from Secure Automated Enterprises, Inc. to Colombia Goldfields Ltd. on May 13, 2005. The Company changed its operational focus from providing electronic filings services for public access document submissions to the U.S. Securities Exchange Commission, to acquisition of, exploration for and development of mineral properties. The Company is currently in the exploration stage. On July 31, 2006 the Company’s jurisdiction of incorporation was changed to the state of Delaware.

In the first quarter of 2005, the Company discontinued its electronic filings services operations and its income and expense relating to its operations have been classified as discontinued operations in the Statements of Operations for all comparative periods.

The Company has incurred a loss for the period from inception on March 23, 2003 to September 30, 2006 and has no source of revenue. The Company’s future is dependent upon its ability to obtain financing and upon future, exploration and development of profitable operations from its mineral properties. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Although there are no assurances that management’s plans will be realized, management believes that the Company will be able to continue operations in the future. Management intends to continue relying upon the issuance of securities to finance the development of its business. There can be no assurance that it will be successful in raising the funds necessary to maintain operations, or that a self-supporting level of operations will ever be achieved. The financial statements do not include any adjustment to reflect the possible future effect on the recoverability and classification of the assets or the amounts and classification of liabilities that may result should the Company cease to continue as a going concern.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation

The accompanying unaudited interim consolidated financial statements have been prepared in accordance with the accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the nine month period ended September 30, 2006 are not necessarily indicative of the results that may be expected for the year ended December 31, 2006.

The consolidated balance sheet at December 31, 2005 has been derived from the audited financial statements at that date but these financial statements do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. For further information, refer to the financial statements and footnotes thereto included in the Company’s annual report on Form 10-KSB for the year ended December 31, 2005.

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

COLOMBIA GOLDFIELDS LTD.
(An Exploration Stage Company)
NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (cont’d)

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

These consolidated financial statements include the accounts of (i) Colombia Goldfields Ltd., formerly a Nevada corporation, (ii) the Company’s 75% interest in RNC (Colombia) Limited (“RNC Colombia”), a Belize corporation and its 94.99% owned subsidiary - Compania Minera De Caldas, S.A. (“Caldas”), a Colombia corporation, (iii) the Company’s 94.99% interest in Gavilan Minerales, S.A. (“Gavilan”) a Colombia corporation. All significant inter-company transactions and balances have been eliminated upon consolidation.

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

At January 12, 2006 and in connection with the adoption of FIN 46R, the Company concluded that RNC (Colombia) Limited and its 94.99% owned subsidiary, Compania Minera De Caldas, S.A., were VIEs since the Company provided the principal financial support to these entities and the Company was their primary beneficiary. Under FIN 46R transition rules, the financial statements of RNC (Colombia) Limited and Compania Minera De Caldas, S.A. were considered VIEs and the Company’s 25% interest has been included within the Company’s consolidated financial statements for the period January 12, 2006 to April 28, 2006.

In connection with the Company’s April 28, 2006 acquisition of an additional 25% of RNC (Colombia), the Company also received rights to nominate three of the four members of RNC’s board of directors. As such, the Company determined that control over RNC (Colombia) existed as of April 28, 2006, and these financial statements reflect the consolidation of the Company’s 50% interest in RNC (Colombia), for the period April 29, 2006 to August 22, 2006.

On August 22, 2006 the Company acquired an additional 25% of RNC (Colombia), bringing the Company’s total ownership to 75%. These financial statements reflect the consolidation of the Company’s 75% interest in RNC (Colombia) for the period August 23, 2006 to September 30, 2006.

On September 25, 2006 the Company acquired 94.99% of the outstanding shares of Gavilan. These financial statements reflect the consolidation of Gavilan for the period September 25, 2006 to September 30, 2006.

Since the non-controlling shareholder of RNC and Gavilan has no obligation to contribute any additional capital and the Company was the primary entity obligated to fund future exploratory work, no non-controlling interest related to RNC or Gavilan has been recognized in the consolidated statement of operations for the period January 12, 2006 to September 30, 2006 and in the consolidated balance sheet at September 30, 2006.

COLOMBIA GOLDFIELDS LTD.
(An Exploration Stage Company)
NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS

Mineral Property Rights Acquisition and Exploration Expenditures

Costs of acquiring mining properties and exploration and development costs are capitalized upon acquisition. Mine development costs incurred either to develop new ore deposits, expand the capacity of mines, or to develop mine areas substantially in advance of current production are also capitalized once proven and probable reserves exist and the property is a commercially minable property. Costs incurred to maintain current production or to maintain assets on a standby basis are charged to operations. Costs of abandoned projects are charged to operations upon abandonment. The Company evaluates the carrying value of capitalized mining costs and related property, plant and equipment costs, to determine if these costs are in excess of their net recoverable amount whenever events or changes in circumstances indicate that their carrying amounts may not be recoverable. The periodic evaluation of carrying value of capitalized costs and any related property, plant and equipment costs are based upon expected future cash flows and/or estimated salvage value in accordance with Statement of Financial Accounting Standards (SFAS) No. 144, Accounting for Impairment or Disposal of Long-Lived Assets.

Asset Retirement Obligations

The Company applies SFAS No. 143, Accounting for Assets Retirement Obligations which requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred. SFAS No. 143 requires the Company to record a liability for the present value of the estimated site restoration costs with a corresponding increase to the carrying amount of the related long-lived assets. The liability will be accreted and the asset will be amortized over the life of the related assets. Adjustments for changes resulting from the passage of time and changes to either the timing or amount of the original present value estimate underlying the obligation will be made. As at September 30, 2006, December 31, 2005, and December 31, 2004, the Company does not have any asset retirement obligations.

Cash and Cash Equivalents

The Company considers all highly liquid instruments with a maturity of three months or less at the time of issuance to be cash equivalents.

Property and Equipment

Property and equipment are carried at cost. Depreciation is provided for using the following method and time periods:

Asset	Basis	Period

Vehicles	Straight line	5 years
Buildings	Straight line	20 years
Office equipment & furniture	Straight line	10 years

COLOMBIA GOLDFIELDS LTD.
(An Exploration Stage Company)
NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS

The Company reviews the carrying values of property and equipment based on expected future cash flows whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. If this carrying value exceeds the recoverable amount, a write-down is changed to the statement of operations.

Comprehensive Income

In accordance with SFAS 130, Reporting Comprehensive Income (“SFAS 130”), comprehensive income consists of net income and other gains and losses affecting stockholders’ equity that are excluded from net income, such as unrealized gains and losses on investments available for sale, foreign currency translation gains and losses when the Company has a functional currency other than US dollars, and minimum pension liabilities. For all periods presented the Company’s financial statements include none of the additional elements that affect comprehensive income. Accordingly, net income and comprehensive income are identical.

Stock-Based Compensation

On January 1, 2006, the Company adopted SFAS No. 123(R), Share-Based Payment, to account for stock options and similar equity instruments issued. Accordingly, compensation expense attributable to stock options or similar equity instruments granted are measured at the fair value at the grant date, and recognized over the expected vesting period. For all stock option awards granted on or after January 1, 2006, the Company recognizes compensation using the fair value method of accounting for stock-based compensation. The fair value of stock options is estimated at the grant date using the Black-Scholes option pricing model.

Although the assumptions used to record stock compensation expense reflect management’s best estimates, they involve inherent uncertainties based on market conditions generally outside of the control of the Company. If other assumptions were used, stock-based compensation expense could be significantly impacted. As stock options are exercised, the proceeds received on exercise, in addition to the previously recognized amounts related to those stock options, are credited to stockholders’ equity. The adoption of SFAS No. 123(R) did not have an impact on the Company’s historical financial statements as the Company had no stock options outstanding prior to adoption.

Foreign Currency Translation

The Company’s functional currency is US dollars. Accordingly, foreign currency balances are translated into US dollars as follows:

i) Monetary assets and liabilities are translated at the period-end exchange rate;

ii)	Non-monetary assets are translated at the rate of exchange in effect at their acquisition date; and

iii)	Revenue and expense items are translated at the average exchange rate for the respective period.

Foreign exchange gains and losses are recognized as period expenses.

Earnings (Loss) per Share

Basic earnings (loss) per share is computed by dividing net earnings (loss) available to common stockholders by the weighted average number of common shares outstanding during the period. Diluted net earnings (loss) per share on the potential exercise of the equity-based financial instruments is not presented where anti-dilutive. For the periods ended September 30, 2006 and 2005, outstanding share purchase warrants and options to purchase common shares were excluded from the computation of diluted earnings per share as the impact of these instruments was antidilutive.

COLOMBIA GOLDFIELDS LTD.
(An Exploration Stage Company)
NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS

Income taxes

The Company accounts for income taxes using the asset and liability method which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been recognized in the Company’s financial statements or tax returns. In estimating future tax consequences, all expected future events other than enactment of changes in the tax laws or rates are considered.

Due to the uncertainty regarding the Company’s profitability and the risks and the expected timeline required to take the Company’s projects to commercial production, a full valuation allowance has been provided for against future tax assets and no net tax benefit has been recorded in the Company’s statement of operations.

Long-Lived assets

Long-lived assets of the Company are reviewed for impairment whenever events or circumstances indicate that the carrying amount of assets may not be recoverable, pursuant to SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets.

Management considers assets to be impaired if the carrying value exceeds the future projected cash flows from related operations (undiscounted and without interest charges) or if the Company has not yet completed economic feasibility studies to establish the existence of proven or probable reserves for the assets and if exploration activities have not advanced sufficiently to quantify values beyond proven and probable reserves. If impairment is deemed to exist, the assets will be written down to fair value. Fair value is generally determined using a discounted cash flow analysis.

Financial Instruments

The Company’s financial statements instruments consist of cash, accounts receivable, accounts payable and accrued liabilities and amounts due to and from related parties. The carrying value of these financial instruments approximates their fair value based on their liquidity or their short-term nature. The Company is not exposed to significant interest, credit or currency risk arising from these financial instruments.

 NOTE 3 - MINERAL PROPERTIES AND EXPLORATION RIGHTS

Title to mineral properties and mining and exploration rights involves certain inherent risks due to the difficulties of determining the validity of certain claims as well as the potential for problems arising from the frequently ambiguous conveyance history characteristic of many mining properties. Currently, the Company is in the process of investigating the title of mineral concessions for which it holds the options to acquire. Therefore, the Company cannot give any assurance that title to such properties will not be challenged or impugned and cannot be certain that the Company will have valid title to its mining properties. The Company relies on title opinions by legal counsel who base such opinions on the laws of countries in which the Company operates.

COLOMBIA GOLDFIELDS LTD.
(An Exploration Stage Company)
NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS

A) Caramanta Project

(i) Caramanta Project - concessions 6602, 1343 and 6329

On September 22, 2005, the Company entered into an Assignment Agreement with Investcol Limited (“Investcol”) where Investcol assigned, transferred, and conveyed to the Company all of its rights under a contract for Purchase Option of Mining Concessions (“Original Option Contract”) entered into with Cia Servicios Y Logisticos Ltda. As the result of the Assignment Agreement, the Company acquired an option to purchase certain mining, mineral and exploration rights on property known as Concession 6602, 1343 and 6329 located in Caramanta Municipality, Antioquia Department, Medellin, Colombia for $10,000, on condition that $2,990,000 is invested in exploratory work on the property over a three year period. The Company issued 1,000,000 common stock to Investcol at a deemed fair market value $ 0.25 per share for total consideration of $ 250,000, which was recorded as part of mineral property rights acquisition and exploration expenditures in fiscal 2005.

Pursuant to the Assignment Agreement, the Company was committed to fund $2,990,000 exploratory work as follows:

a)	$500,000 upon the closing of the Assignment Agreement;
b)
$750,000 during the 12 month period commencing June 25, 2006; and on the earlier of June, 2006 or commencement of the second exploration phase, one million restricted shares of the Company’s common shares; and

c)	$1,740,000 during the 12-month period commencing June 25, 2007.

In addition, the Company agreed to pay Investcol $7,500 per month as an office fee through July 31, 2006.

On September 25, 2006 the Assignment Agreement was superseded in connection with the Company’s agreement to acquire the Mining Concessions (See Note 3(A)(iii) below for details).

(ii) Caramanta Project - Concessions 6993,7039,6821 and 6770 and HETJ 01, 26, 27, 31, 32

On February 16, 2006 the Company entered into a Letter of Intent (“LOI”) with Investcol to acquire Investcol’s rights in a Contract for Purchase (“Purchase Contract”) entered into with Cia Servicios y Logisticos Ltda. The LOI outlined a proposed transaction where the Company intended to acquire Investcol’s rights to acquire certain mining contracts to exclusively engage in mining activities on concessions 6993, 7039, 6821 and 6770 (the “Contracts”) and options that Investcol holds to acquire the exclusive rights to engage in mining activities on concessions HET 31, 32, 26, 27 and HETG 01 (the “Options”) all located within an area in Colombia referred to as the Caramanta location.

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

On September 25, 2006 the Assignment Agreement was superseded in connection with the company’s agreement to acquire the Mining Concessions (See Note 3(A)(iii) below for details).

COLOMBIA GOLDFIELDS LTD.
(An Exploration Stage Company)
NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS

(iii) Caramanta Project - Acquisition of 100% of the Caramanta Exploration Properties

On September 25, 2006 the Company, through the acquisition of 94.99% of the outstanding shares of Gavilan Minerales, S.A., (“Gavilan”), acquired full legal title to the Caramanta project concessions described in Notes 3A(i) and 3A(ii) above. Consideration paid for the acquisition included $300,000 cash and the issuance of 1,150,000 restricted common shares at a fair value of $1.41 per share. In addition, a $50,000 finder’s fee was paid to Investcol. The total acquisition cost of $1,971,500 was allocated to the net assets acquired as follows:

Mineral and exploration properties and rights	$1,780,841
Property, plant and equipment	190,659
$1,971,500

As a result of the acquisition of Gavilan, the Company no longer has any minimum exploratory work obligations related to the Caramanta Concessions.

B) Marmato Project

On January 12, 2006, the Company entered into a Stock Purchase Agreement with Investcol and RNC (Colombia) Limited (the "Agreement"), whereby the Company (i) acquired twenty-five percent (25%) of the issued and outstanding stock of RNC (Colombia) Limited, a Belize corporation ("RNC") and (ii) held an option to acquire the remaining seventy five percent (75%) of RNC's issued and outstanding stock over a period of time. RNC is the beneficial holder of 94.99% of the issued and outstanding stock of Compania Minera De Caldas, S.A. ("Caldas"), a Colombia corporation that (i) owns certain mining, mineral and exploration rights, (ii) has options to acquire mining, mineral and exploration rights and (iii) has exclusive rights to evaluate certain property, all located in the Zona Alta portion of the Marmato project in Colombia.

Pursuant to the Stock Purchase Agreement, the Company:

a)
acquired 25% of the outstanding shares of RNC (total 25% of RNC) by the issuance of 1,000,000 common shares of the Company to Investcol and the advance to RNC of a $1,200,000 non-interest bearing loan. Total consideration of $2,250,000 related to this transaction was recorded as part mineral and exploration properties and rights in fiscal 2006.

b)
acquired an additional 25% of RNC (total 50% of RNC) by the issuance of 2,000,000 shares of the Company to Investcol and the advance of an additional $4,000,000 non-interest bearing loan to RNC in two instalments of $1,000,000 and $3,000,000 on or before March 15, 2006 and April 30, 2006, respectively. On March 10, 2006, the Company entered an extension agreement with Investcol to extend the terms to April, 30, 2006, and completed the transaction on April 28, 2006. Total consideration of $5,480,000 related to this transaction was recorded as part of mineral and exploration properties and rights in fiscal 2006.

COLOMBIA GOLDFIELDS LTD.
(An Exploration Stage Company)
NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS

c)
held an option to acquire an additional 25% of RNC (total 75% of RNC) by the issuance of 4,000,000 common shares of the Company to Investcol and the advance of an additional $15,000,000 non-interest bearing loan to RNC on or before October 30, 2006. On August 22, 2006, the Company amended its January 12, 2006 Stock Purchase Agreement with Investcol and RNC (Colombia) Limited and concurrently exercised its option to increase the Company’s interest in RNC from 50% to 75%. Under the terms of the amended agreement, the Company issued 4,200,000 common shares and paid $200,000 to Investcol. In connection with this transaction, the Company has committed to provide an additional $5,000,000 by way of non-interest bearing demand loan to Investcol by December 31, 2006 and provide sufficient funds to RNC, upon terms satisfactory to the Company, to complete a full bankable feasibility study of the Marmato Project. Total consideration of $4,820,000 related to this transaction was recorded as part of mineral and exploration properties and rights in fiscal 2006.

d)
has the option to acquire an additional 25% of RNC (total 100% of RNC) until May 1, 2009 for a price equal to 25% of the value of Caldas determined by a bankable feasibility study prepared by a certified mineral property evaluator, or other acceptable third party. Payment of the purchase price can be made by the Company in either cash or the Company’s common shares. Under the terms of the August 22, 2006 amended agreement, the Company continues to hold an option to acquire the remaining 25% of RNC on or before May 1, 2009 for a purchase price equal to 25% of the fair value of Caldas determined by a feasibility study. The purchase price, pursuant to the amended agreement is limited to a maximum of $15,000,000 plus 4,000,000 shares of the Company. Payment of the purchase price can be satisfied in either cash or common shares of the Company, or any combination thereof. As at September 30, 2006 this option remains unexercised.

C) Kedahda Properties

On August 30, 2006 the Company, purchased certain mining exploration properties in the Republic of Colombia and the related geochemical and other proprietary geological data from a wholly-owned subsidiary of Anglo Gold Ashanti, Sociedad Kedahda, S.A., for $500,000 cash consideration. The purchase was recorded as part of mineral and exploration properties and rights in fiscal 2006.

Mineral Property Rights Acquisition and Exploration Expenditures

The Company’s mineral property rights acquisition and exploration activities consist of:

I)	The acquisition of mineral concessions;
II)	The acquisition of mineral and exploration rights from existing titleholders; and
III)	The exploration of acquired mineral properties and related activities
IV)	Stock-based compensation allocated pursuant to FAS 123(R)

The Company capitalizes all expenditures that result in the acquisition and retention of resource properties or an interest therein. The recoverability of the carrying values of the properties is dependent on the ability of the Company to obtain the necessary financing and permits to continue exploration, the establishment of economically recordable reserves, future profitable production and/or proceeds from the disposition thereof. The following table summarizes the Company’s historical expenditures with respect to the aforementioned projects.

COLOMBIA GOLDFIELDS LTD.
(An Exploration Stage Company)
NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS

		Three Months Ended September 30, 2006	Three Months Ended September 30, 2005	Nine Months Ended September 30, 2006	Nine Months Ended September 30, 2005	Cumulative From Inception (March 25, 2003 Through September 30, 2006)
						(See note 1)
I)	Acquisition of mineral concessions	$7,100,841	$-	$17,080,841	$-	$17,080,841
II)	Acquisition of Mineral and exploration rights	2,966,087	-	6,932,965	-	6,932,965
	Total acquired Mineral and exploration properties and rights	10,066,928	-	24,013,806	-	24,013,806
III)	Exploration of acquired mineral properties	1,034,990	260,000	2,011,487	260,000	3,156,251
IV)	Stock - based Compensation	39,639	-	176,199	-	176,199
	Total mineral property rights exploration expenses	1,074,629	260,000	2,187,686	260,000	3,332,450
	Total mineral property rights acquisition and exploration expenditures	$11,141,557	$260,000	$26,201,492	$260,000	$27,346,256

Capitalized Mineral and Exploration Properties and Rights

Acquired mineral and exploration properties and exploration rights of $24,013,806 have been recorded at amounts necessary to reflect temporary differences associated with the differences between their accounting and tax bases. As a result, these properties are recorded in the consolidated balance sheet at September 30, 2006 at $28,988,058, with a corresponding future tax liability of $4,974,252.

COLOMBIA GOLDFIELDS LTD.
(An Exploration Stage Company)
NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4 - PROPERTY AND EQUIPMENT

As at September 30, 2006	Cost	Accumulated Amortization	Net book Value
Furniture and office equipment	$115,779	$(3,880)	$111,899
Buildings	84,946	-	84,946
Vehicles	166,507	(9,453)	157,054

Total	$367,232	$(13,333)	$353,899
Website development cost	$36,000	$(12,500)	$23,500
Mineral exploration properties and rights	$28,988,058	$-	$28,988,058

As at December 31, 2005	Cost	Accumulated Amortization	Net book Value
Furniture and office equipment	$1,780	$(335)	$1,445
Website Development cost	$21,000	$(3,500)	$17,500
Mineral exploration properties and rights	$-	$-	$-

NOTE 5 - STOCKHOLDERS’ EQUITY

Common Stock

i)

	September 30, 2006	December 31, 2005

Authorized:
200,000,000 common shares, $0.00001 par value
Issued and Outstanding:
48,565,849 common shares, (December 31, 2005: 29,589,100 shares)	$490	$296

During the nine month period ended September 30, 2006, the Company completed the following transactions:

a)
On January 10, 2006, the Company issued 3,126,083 common shares at $0.60 per share for gross proceeds of $1,875,650. The Company paid finders fees in the amount of $187,565, for net proceeds of $1,688,085.

b)
On February 14, 2006, the Company issued 1,000,000 common shares at fair value of $1.90 per share to Investcol in connection with the acquisition of 25% ownership of RNC (Colombia) Limited (See Note 3).

c)	On April 10, 2006, the Company issued 1,000,000 common shares at fair value of $2.25 per share to Investcol to acquire rights in certain properties in the Caramanta area of Colombia. (See Note 3)

COLOMBIA GOLDFIELDS LTD.
(An Exploration Stage Company)
NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS

d)
On April 26, 2006 the Company completed a private equity offering of 6,500,666 Units at $1.50 per Unit to a total of 26 investors. Each Unit consists of one (1) share of common stock, par value $0.00001, and one (1) Warrant (the “Warrant”) to purchase one (1) share of common stock, exercisable for twenty-four (24) months from the closing of the offering. The exercise price for the Warrant is priced at $2.50. The gross proceeds received from this offering were $9,751,000. Assuming that all of the warrants are exercised by the investors, the gross proceeds received from the exercise of the Warrants will equal $16,251,665.

In connection with this private equity offering, the Company paid as a commission $585,060 and issued warrants to purchase 390,040 shares of the Company’s common stock with each warrant exercisable for a period of thirty-six (36) months from the closing of the offering at the exercise price of $2.00 per share. Assuming that all of these warrants are exercised, the Company will receive gross proceeds of $780,080.

The Company has allocated the total net proceeds from the offering of $9,165,939 to the various underlying equity instruments comprising the equity offering, based on the estimated relative fair value of each instrument at the offering date, as follows:

Common shares	$65
Additional paid in capital - common shares	6,416,112
Additional paid in capital - share purchase warrants	2,749,762
Total gross proceeds from private equity offering	$9,165,939

e)	On April 28, 2006, in connection with the acquisition of the second 25% of RNC (Colombia) Limited, the Company issued 2,000,000 common shares at a fair value of $2.74 to Investcol. (See Note 3) .

f)	On August 22, 2006 in connection with the acquisition of the third 25% of RNC (Colombia) Limited, the Company issued 4,200,000 common shares at a value of $1.10 per share to Investcol. (See Note 3).

g)
On September 25, 2006 in connection with the Company’s acquisition of 100% of the Caramanta Exploration Properties, the Company issued 1,150,000 restricted common shares at a value of $1.41 (see Note 3).

ii)	During the fiscal year ended December 31, 2005, the Company:

a)
issued 1,000,000 restricted common shares valued at an estimated market price of $0.25 per share, pursuant to an option to acquire a 100% interest in certain mining and mineral and exploration rights on three gold properties known as the Caramanta concessions in the Marmato Mountain mining district, Colombia.

b)
completed a private placement and issued 4,221,000 units at a price of $0.25 per share for net proceeds of $1,055,250. Each unit consisted of one common share and one non-transferable warrant, entitling the holder to acquire one additional common share at a price of $0.50, exercisable on or before October 14, 2006. The Company also issued 368,100 shares as a finders’ fee relating to this private offering. The Company has allocated the total gross proceeds from the offering of $1,055,250 to the various underlying equity instruments comprising the equity offering, based on the estimated relative fair value of each instrument at the offering date, as follows:

COLOMBIA GOLDFIELDS LTD.
(An Exploration Stage Company)
NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS

Common shares	$46
Additional paid in capital - common shares	712,204
Additional paid in capital - share purchase warrants	343,000
Total gross proceeds from private equity offering	$1,055,250

Warrants

As at September 30, 2006, the following warrants were issued and outstanding:

# Warrants	Exercise Price	Expiry Date
4,589,100	$0.50 per share	October 14, 2006 (see Note 10)
6,500,666	$2.50 per share	April 25, 2008
390,040	$2.00 per share	April 25, 2009
11,479,806	$1.67 per share

Assuming all warrants are exercised, the Company would potentially receive $18,624,215.

Stock Options

In fiscal 2006, the Company adopted the 2006 Stock Incentive Plan, (the “Plan”) which provides for the grant of incentive stock options, non-qualified stock options, stock appreciation rights, restricted stock, performance shares and performance units, and stock awards to officers, directors or employees of, as well as advisers and consultants to, the Company.

All stock options and rights are to vest over a period determined by the Board of Directors and expire not more than ten years from the date granted. On July 31, 2006 the Company received shareholder approval for an amended Stock Incentive Plan. Pursuant to the amended Plan, the number of shares that may be issued for awards granted under the 2006 plan was increased from 3,500,000 to 5,000,000.

Pursuant to the Plan, during fiscal 2006 the Company granted 3,050,000 stock options to employees, directors, officers and consultants of the Company. These stock options vest at a rate of 25% every six months over a period of two years, and expire over a life of 10 years. For the nine month period ended September 30, 2006, the Company recorded a total of $1,782,623 in stock based compensation expense related to these grants in the consolidation statements of operations as follows:

	Nine Months Ended September 30, 2006	Nine Months Ended September 30, 2005
Mineral property rights acquisition and exploration expenditures	$176,199	-
General and administrative	$1,606,424	-
Total stock-based compensation	$1,782,623	-

As at September 30, 2006 there was $1,783,328 of unrecognized compensation cost related to unvested stock options. The cost is expected to be recognized as follows: Fiscal 2006 - $597,640; Fiscal 2007 - $1,079,538; Fiscal 2008 - $106,150.

 COLOMBIA GOLDFIELDS LTD.
(An Exploration Stage Company)
NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS

A summary of stock options granted and exercised is as follows:

	Number	Weighted Average Exercise Price
Options outstanding at December 31, 2005	-	$-
Granted in fiscal 2006	3,050,000	1.07
Exercised in fiscal 2006	-	-
Forfeited and expired in fiscal 2006	-	-
Options outstanding at September 30, 2006	3,050,000	$1.07

	Nine Months Ended September 30, 2006	Nine Months Ended September 30, 2005
Weighted Average
grant date fair
value of options	$1.17	$-
granted during the period

Weighted average fair	$1.14	$-
Value of options vested
during the period

A summary of stock options outstanding and exercisable at September 30, 2006 is as follows:

Range of Exercise Prices	Number Outstanding	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (yrs)	Number Exercisable	Weighted Average Exercise Price
$0.75 - $1.00	1,750,000	$ 0.75	9.27	437,500	$0.75
$1.01 - $2.00	1,300,000	1.50	9.46	150,000	1.69
$0.75 - $2.00	3,050,000	$ 1.07	9.32	587,500	$0.99

The fair value of each option granted has been estimated as of the date of the grant using the Black-Scholes option pricing model with the following assumptions: risk-free interest rate of 4.45%, dividend yield 0%, a historic volatility of 71%, and expected term of 10 years, equal to the full life of the options as the Company does not expect any options to be exercised early.

COLOMBIA GOLDFIELDS LTD.
(An Exploration Stage Company)
NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS

NOTE 6 - RELATED PARTY TRANSACTIONS

Amounts due to related parties are unsecured, non-interest bearing and have no stated terms of repayment. Amounts due from related parties are due from a former Officer and Director of the Company, and are non-interest bearing, unsecured and due on demand.

Included in prepaid expenses at September 30, 2006 is $nil (December 31, 2005: $9,585) pertaining to office rent paid to a company related to a director of the Company. Included in accounts payable and accrued liabilities at September 30, 2006 is $nil (December 31, 2005: $19,883) payable to directors of the Company and to a company related to a director.

i)  During the three month period ended September 30, 2006 the Company:

a)	paid $229,501 (three month period ended September 30, 2005: $7,500) for management and consulting fees to directors, senior officers and shareholders of the Company.

b)	paid $nil (three month period ended September 30, 2005: $4,275) for office rent to a company related to a director of the Company.

ii)  During the nine month period ended September 30, 2006 the Company:

a)	paid $500,251 (nine month period ended September 30, 2005: $15,000) for management and consulting fees to directors, senior officers and shareholders of the Company.

b) paid $10,256 (nine month period ended September 30, 2005: $8,025) for office rent to a company related to a director of the Company

Related party transactions in these consolidated financial statements also include the acquisition of the Company’s interests in the Caramanta and Marmato projects as described in note 3.

NOTE 7 - SEGMENTED INFORMATION

The Company has determined that it operates in a single reportable segment, being the acquisition of, exploration for, and development of mineral properties.

Note 8 - NON-CASH ACTIVITIES

The Company has issued common shares as consideration for the acquisition of certain mineral rights as disclosed in Notes 3 and 5.

Note 9 - RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

The FASB has issued FIN 48 which prescribes rules for the financial statements accounting for uncertainty in income tax positions. FIN 48 requires all material tax positions to undergo a new two-step recognition and measurement process. All material tax positions in all jurisdictions in all tax years in which the statute of limitations remains open upon the initial date of adoption are required to be assessed. The criteria for asset recognition is that it is more likely than not that a tax position will be sustained upon examination based solely on its technical merits. If the recognition standard is not satisfied, then no tax benefit otherwise arising from the tax position can be recorded for financial statement purposes. If the recognition standard is satisfied, the amount of tax benefit recorded for financial statement purposes is the largest amount of tax benefit with a greater than 50% likelihood of being realized upon ultimate settlement with a taxing authority. FIN 48 is effective for the Company’s fiscal 2007 year. The Company does not anticipate the adoption of FIN 48 will have a material impact on the Company’s financial position, results of the operations, or cash flows.

COLOMBIA GOLDFIELDS LTD.
(An Exploration Stage Company)
NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS

NOTE 10 - SUBSEQUENT EVENTS

During October, 2006 3,471,000 warrants were exercised for net proceeds to the Company of $1,735,500 and 3,471,000 common shares were issued upon exercise.

NOTE 11 - RECLASSIFICATIONS

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

Our Business

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

The Caramanta and Marmato Projects

We are actively advancing two separate projects known as the Marmato Mountain Development Project and the Caramanta Exploration Project, both of which are located in Colombia’s Marmato Mountain Gold District. These projects are separated by approximately seven kilometers and our focus is on securing the region between Caramanta and Marmato and any other outlying targets which may contain similar mineralization.

Marmato Project

On January 12, 2006, we entered into a Stock Purchase Agreement with Investcol and RNC (Colombia) Limited (the "Agreement"), whereby we (i) acquired twenty-five percent (25%) of the issued and outstanding stock of RNC (Colombia) Limited, a Belize corporation ("RNC") and (ii) held an option to acquire the remaining seventy five percent (75%) of RNC's issued and outstanding stock over a period of time. RNC is the beneficial holder of 94.99% of the issued and outstanding stock of Compania Minera De Caldas, S.A. ("Caldas"), a Colombia corporation that (i) owns certain mining, mineral and exploration rights, (ii) has options to acquire mining, mineral and exploration rights and (iii) has exclusive rights to evaluate certain property, all located in the Zona Alta portion of the Marmato project in Colombia.

Pursuant to the Stock Purchase Agreement, we:

a)
Acquired 25% of the total outstanding shares of RNC by the issuance of 1,000,000 of our common shares to Investcol and the advance to RNC a $1,200,000 non-interest bearing loan. We completed the acquisition of 25% of RNC by the issuance of 1,000,000 shares of our restricted common stock to Investcol and the advancement of $1,200,000 by way of a non-interest bearing loan to RNC in the second quarter of fiscal 2006;

b)
Acquired an additional 25% of RNC by issuance of 2,000,000 of our common shares to Investcol and the advance of an additional $4,000,000 non-interest bearing loan to RNC. We completed the acquisition of the second 25% of RNC by the issuance to Investcol of 2,000,000 shares of our restricted common stock and the advancement of $4,000,000 by way of a non-interest bearing demand loan to RNC in the second quarter of fiscal 2006;

c)
Held the option to acquire an additional 25% of RNC by the issuance of 4,000,000 of our common shares to Investcol and the advance of an additional $15,000,000 non-interest bearing loan to RNC on or before October 30, 2006. On August 22, 2006 we amended the January 12, 2006 Stock Purchase Agreement with Investcol and RNC (Colombia) Limited and concurrently exercised our option to increase interest in RNC from 50% to 75% in the third quarter of fiscal 2006. Under the terms of the amended agreement, we issued 4,200,000 common shares and paid $200,000 to Investcol. In connection with this transaction, we have committed to provide an additional $5,000,000 by way of non-interest bearing demand loan to Investcol by December 31, 2006 and provide sufficient funds to RNC, upon terms satisfactory to the Company, to complete a full bankable feasibility study of the Marmato Project; and

d)
Have the option to acquire the final 25% of RNC until May 1, 2009 for a price equal to the 25% of the value of Caldas determined by a bankable feasibility study prepared by a certified mineral property evaluator, or other acceptable third party. Payment of the purchase price can be made by us in either cash or our common shares. The terms of the agreement were amended on August 22, 2006. Under the terms of the amended agreement, we continue to hold an option to acquire the remaining 25% of RNC on or before May 1, 2009 for a purchase price equal to 25% of the fair value of Caldas, as determined by a forthcoming feasibility study. The purchase price, pursuant to the amended agreement is limited to a maximum of $15,000,000 plus 4,000,000 shares of the Company. Payment of the purchase price can be satisfied in either cash or shares of our common stock, or any combination thereof. As of September 30, 2006, we have not exercised our option to acquire the final 25% of RNC.

Our business plan is to complete the acquisition of the remaining 25% equity interest in RNC which may require as much as $15,000,000 over the next twelve to thirty-six months, in addition to the issuance of 4,000,000 additional shares of our common stock to purchase the additional 25% ownership of RNC. There can be no assurance that we will be successful in securing sufficient financing to continue to acquire more than our seventy-five percent equity interest in RNC. Caldas, RNC’s wholly-owned subsidiary, is continuing to increase its ownership interest in certain mining rights in the Zona Alta portion of the Marmato project with the goal of consolidating all of its mining interests into a single mining license. During the quarterly period ended September 30, 2006, there was preliminary exploration activities conducted on our property interests in the Marmato Mountain Development Project which included underground mapping and sampling. We are currently interpreting the sampling results with evaluations expected in the next quarter.

Caramanta Project

Concessions 6602, 1343 and 6329

On September 22, 2005, we entered into an Assignment Agreement with Investcol Limited (“Investcol”) where Investcol assigned, transferred, and conveyed to us all of its rights under a contract for Purchase Option of Mining Concessions (“Original Option Contract”) entered into with Cia Servicios Y Logisticos Ltda. As the result of the Assignment Agreement, we acquired an option to purchase certain mining, mineral and exploration rights on property known as Concession 6602, 1343 and 6329 located in Caramanta Municipality, Antioquia Department, Medellin, Colombia for $10,000, on condition that $2,990,000 be invested in exploratory work on the property over a three year period. As consideration for these rights, we issued 1,000,000 restricted shares of common stock to Investcol at a deemed fair market value $ 0.25 per share for total consideration of $ 250,000.

Pursuant to the Assignment Agreement, we also committed to fund the $2,990,000 exploratory work as follows:

a)	$500,000 upon the closing of the Assignment Agreement;
b)
$750,000 during the 12 month period commencing June 25, 2006; and on the earlier of June, 2006 or commencement of the second exploration phase, one million restricted shares of the Company’s common shares;

c)	$1,740,000 during the 12-month period commencing June 25, 2007.

In addition, we paid Investcol $7,500 per month as an office fee through July 31, 2006. On September 25, 2006, the Assignment Agreement was superseded in connection with our acquisition of 94.99% of the outstanding shares of Gavilan Minerales, S.A., (“Gavilan”). The material terms of this acquisition are described below.

Concessions 6993, 7039, 6821 and 6770 and HETJ 01, 26, 27, 31, and 32

On February 16, 2006, we entered into a Letter of Intent (“LOI”) with Investcol to acquire Investcol’s rights in a Contract for Purchase entered into with Cia Servicios y Logisticos Ltda.(“Servicios”). The LOI outlined a proposed transaction where we intended to acquire Investcol’s rights to acquire certain mining contracts to exclusively engage in mining activities on concessions 6993, 7039, 6821 and 6770 (the “Contracts”) and options that Investcol holds to acquire the exclusive rights to engage in mining activities on concessions HET 31, 32, 26, 27 and HETG 01 (the “Options”) all located within an area in Colombia referred to as the Caramanta location.

The LOI was non-binding and subject to final negotiation and the execution of a definitive agreement. On April 10, 2006, we entered into a definitive agreement with Investcol finalizing this transaction (the “Assignment Agreement”). In connection with the Assignment Agreement, we paid Investcol total consideration of $350,000 and issued 1,000,000 restricted shares of our common stock. Under the terms of the Assignment Agreement, Investcol agreed to pay the exercise price of $150,000 on the Options whose titles remained in the name of Cia Servicios until the final exploration commitments have been made. The final option payments were made prior to July 30, 2006.

On September 25, 2006, the Assignment Agreement in connection with our acquisition of 94.99% of the outstanding shares of Gavilan Minerales, S.A., (“Gavilan”). The material terms of this acquisition are described below.

Acquisition of 100% of the Caramanta Exploration Properties

On September 25, 2006, we, through the acquisition of 94.99% of the outstanding shares of Gavilan Minerales, S.A., (“Gavilan”), acquired full legal title to the Caramanta project concessions described above. Consideration paid for the acquisition included $300,000 cash and the issuance of 1,150,000 restricted common shares at a fair value of $1.41 per share. In addition, a $50,000 finder’s fee was paid to Investcol. The total acquisition cost of $1,971,500 was allocated to the net assets acquired as follows:

Mineral and exploration properties and rights	$1,780,841
Property, plant and equipment	190,659
$1,971,500

The purchase of mineral and exploration properties and rights was recorded as part of mineral property rights acquisitions in our third quarter fiscal 2006 financial statements. As a result of our acquisition of Gavilan, we no longer have any minimum exploratory work obligations related to the Caramanta concessions.

During the quarterly period ended June 30, 2006, there was preliminary exploration activities conducted on the Options in the Caramanta Exploration Project which included surface geological mapping and sampling. We are currently interpreting the samples received with evaluations expected in the next quarter.

The Kedahda Properties

On August 30, 2006, we purchased, though our subsidiary Compañia Minera de Caldes, S.A., certain mining exploration properties in the Republic of Colombia and the related geochemical and other proprietary geological data from a wholly-owned subsidiary of Anglo Gold Ashanti, Sociedad Kedahda, S.A., for $500,000 cash consideration, which was recorded as part of mineral property acquisitions in the third quarter of fiscal 2006. The Mining Title, Mining Application, and Mining Data for property acquired is identified as Title 5956, Applications 6455, 6455-B, 6418, 6418-B, 6418-C, 6170, D15-151, 622-17, 623-17, 615-17, 616-17 and 628-17.

Consulting Services Agreements

On August 1, 2006, we entered into Consulting Services Agreements (the “Agreements”) with our President and Chief Executive Officer. J. Randall Martin, our Chief Operating Officer, Daniel Hunter, our Chief Financial Officer, Kenneth Phillippe, and the Chairman of our board of directors, Harry Hopmeyer. Under the Agreements, which are effective as of May 1, 2006, these individuals have agreed to devote their best efforts, skills, and sufficient time to carrying out their responsibilities under the Agreements. The Agreements also require that each of these individuals act in substantial accordance with all reasonable instructions of our board of directors and that they provide all management and operation services as may be requested by the board.

The consideration for the services to be rendered under the Agreements by each of these individuals is summarized in the table set forth below:

Consultant	Consideration
J. Randall Martin	$10,000 per month commencing May 1, 2006
Daniel Hunter	$9,000 per month plus applicable Canadian Goods and Services Tax (GST) as applicable at the time of each payment commencing on May 1, 2006
Kenneth Phillippe	$3,000 per month plus applicable Canadian Goods and Services Tax (GST) as applicable at the time of each payment commencing on May 1, 2006
Harry Hopmeyer	$5,000 per month plus applicable Canadian Goods and Services Tax (GST) as applicable at the time of each payment commencing on May 1, 2006.

In addition to their monthly consulting fees, each of these individuals will be entitled to reimbursement of expenses reasonably incurred in the performance of their services under the Agreement, to participate in our Stock Option Plan, and to be included in any group health and dental insurance obtained by the Company.

The Agreements are effective for a period of two years commencing May 1, 2006 and may be terminated by mutual consent, for cause as defined in the Consulting Agreements, or without cause. In the event of termination without cause, the Agreements provide for a lump sum payment equal to twelve (12) months of consulting fees and that any stock options granted to the officer shall vest immediately. Following termination the Agreements, each of the individuals is subject to a one year covenant not to compete within the Republic of Colombia and a one year covenant not to solicit any of our consultants or employees.

On September 25, 2006, we entered into a two year Renewable consulting contract with Chuck Major, the previous manager of Gavilan properties. The contract provides for a base salary of $120,000 per year and can be terminated by either us on 30 days notice or the consultant on 60 days notice. The contract includes non-competition and non-solicitation provisions in our favor.

Results of Operations for the three and nine months ended September 30, 2006 and 2005

Our current operations are focused on the acquisition and development of the aforementioned interests in mining properties located in the Marmato Mountain Gold District located in Colombia. We do not anticipate earning any revenues from mining operations until such time that commercial production commences on the mining properties for which we currently hold an interest or may acquire an interest in the future. We are presently in the exploration stage of our business and we can provide no assurance that we will discover commercially exploitable levels of mineral resources on our property interests, or if such resources are discovered, that we will enter into commercial production. In addition, numerous regulatory, practical, legal and other obstacles could adversely affect our ability to achieve profitable operations.

For the three months ended September 30, 2006, we incurred a net loss of $1,945,622, compared to a net loss of $339,225 in the three months ended September 30, 2005. We generated interest income of $50,764 and received no interest income during the three months ended September 30,

2005. For the nine months ended September 30, 2006 we incurred a net loss of $4,880,486, compared to a net loss of $447,985 for the nine months ended September 30, 2005. The primary contributors to our net loss were exploration expenses of $2,187,686 and general and administrative expenses of $2,776,293 (of which $1,606,424 relates to non-cash stock based compensation charges).

We incurred operating expenses of $1,996,386 for the three months ended September 30, 2006, compared to operating expenses of $339,225 for three months ended September 30, 2005. Our operating expenses were primarily attributable to exploration expenditures. Our exploration expenses increased significantly from $260,000 in three months ended September 30, 2005 to $1,074,629 for the three months ended September 30, 2006. During the three months ended September 30, 2006 for $1,034,990 was expended on the evaluation of acquired mineral properties. In addition, we recorded $39,639 in stock based compensation related to these activities.

We incurred operating expenses of $4,983,673 for the nine months ended September 30, 2006, compared to operating expenses of $339,225 for nine months ended September 30, 2005. The increase in our operating expenses was primarily attributable to increased mineral property rights and exploration expenditures.

Our exploration activities typically involve the following activities and expenditures:

i)
The acquisition of mineral concessions; to September 30, 2006 this has consisted primarily of payments for the assignment contracts and subsequent full legal titles associated with the Caramanta project, the acquisition of the Marmato project via our purchase of RNC (Colombia), and the purchase of the Kedahda properties. The concessions we acquire typically grant to the concessionaire, in an exclusive manner, the faculty to carry out within the given area, the studies, works and installations necessary in order to establish the existence of the minerals, and to exploit them according to the principles, rules and criteria belonging to the accepted techniques of geology and mining engineering.

ii)
The acquisition of mineral and exploration rights from existing titleholders. This typically involves payments to affected landholders and related stakeholders. The procedure for payment is normally a payment of 25% of the total negotiated purchase price on signing, 25% of the total negotiated purchase price when all documentation has been submitted to the local mining department and the final 50% payments when the mining claim has been registered in our name. Satisfactory resolution of local landowner or relative concerns is essential to the eventual development and operation of modern gold mines on the Marmato project. As of September 30, 2006, we have reached agreements with titleholders to secure 71 of 120 titles deemed desirable in our business plan

iii)
The evaluation of acquired mineral properties and related activities. This typically involves the payment of salaries, wages, and other exploration costs in the host country directly attributable to field activities furthering our mineral concessions and rights.

Our general and administrative expenses also increased significantly from $79,091 in three months ended September 30, 2005 to $919,698 for the three months ended September 30, 2006. The primary component of general and administrative expenses in the third quarter of fiscal 2006 was allocated stock based compensation, which totaled $624,655. The remaining $295,043 consisted primarily of consulting and legal fees. Our general and administrative expenses also increased significantly from $79,091 in the nine months ended September 30, 2005 to $2,776,293 for the nine months ended September 30, 2006. The significant increase in our general and administrative expense reflects our transition from a start-up enterprise to a company with an active exploration program and infrastructure sufficient to support field activities, and the allocation of stock-based compensation charges.

Changes in amortization expenses in for the three and nine months ended September 30, 2006 were not significant when compared to the same reporting period in the prior year.

Liquidity and Capital Resources

Our cash and working capital positions as at the dates indicated were as follows:

	September 30, 2006	December 31, 2005
Cash and cash equivalents	$3,255,396	$1,565,640
Working capital	$(848,857)	$895,594

Our current assets as of September 30, 2006 consisted of cash and cash equivalents of $3,225,396 and prepaid expenses of $733,404 primarily attributable to advances for mineral and exploration rights and prepaid Marmato exploration expenditures. Our current liabilities as of September 30, 2006 consisted of accounts payable and accrued liabilities of $4,807,657, consisting primarily of amounts owing to Marmato titleholders under our mineral and exploration rights purchase agreements.

During the first nine months of fiscal 2006, we used $1,837,437 in operations compared to $670,729 for the first nine months of the prior year. During the third quarter of fiscal 2006, we issued a total of 5,350,000 common shares as consideration for the acquisition of i) the third 25% of RNC and ii) the acquisition of Gavilan, but did not receive cash from these issuances. We issued 9,626,749 common shares and 6,500,666 share purchase warrants in the nine months September 30, 2006 for net proceeds of $9,086,374. In fiscal 2006, we expended $378,148 on the purchase of capital assets and $5,211,033 on the purchase of mineral exploration rights, resulting in a net increase in cash of $1,659,756 for the nine months ended September 30, 2006.

We have historically relied on equity capital to fund our operations and mineral property acquisition and exploration activities. For the cumulative period from March 25, 2003 to September 30, 2006, we raised in excess of $12 million from the issuance of common shares and share purchase warrants and used approximately $8.8 million to fund operations and exploration activities, leaving approximately $3.2 million in cash reserves at September 30, 2006. In order to finance continuing operations and make payments related to the acquisition of identified properties and the exercise of existing options, additional funding will be required from external sources. Management estimates that a minimum of an additional $15 million will be required over the next twelve months to adequately fund our business plan.

Based upon our current financial condition, we anticipate that the current cash on hand is insufficient to operate our business through the end of the current fiscal year. We intend to fund operations through debt and/or equity financing arrangements, which may be insufficient to fund expenditures or other cash requirements. We plan to seek additional financing in a public equity offering to secure funding for operations. There can be no assurance that we will be successful in raising additional funding. If we are not able to secure additional funding, the implementation of our business plan will be impaired and we may lose option to purchase certain mining and mineral rights. There can be no assurance that such additional financing will be available to us on acceptable terms or at all.

Off Balance Sheet Arrangements

As of September 30, 2006, there were no off balance sheet arrangements.

Going Concern

We have incurred net loss for the period from inception on March 25, 2003 to September 30, 2006 and have no current source of revenue. Our future is dependent upon our ability to obtain financing and upon future acquisition, exploration and development of profitable operations from our mineral properties. These conditions raise substantial doubt about our ability to continue as a going concern. Although there are no assurances that management’s plans will be realized, management believes that we will be able to continue operations in the future. Management intends to continue relying upon the issuance of securities to finance the development of our business. There can be no assurance that we will be successful in raising the funds necessary to maintain operations, or that a self-supporting level of operations will ever be achieved. The financial statements do not include any adjustment to reflect the possible future effect on the recoverability and classification of the assets or the amounts and classification of liabilities that may result should we cease to continue as a going concern.

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

Basis of Presentation

Entities which are controlled by us, either directly or indirectly, are consolidated. Control is established by our ability to determine strategic, operating, investing and financing policies without the co-operation of others. We analyze our level of ownership, voting rights and representation on the board of directors in determining if control exists by any one, or a combination of these factors.

Our consolidated financial statements include the accounts of (i) Colombia Goldfields Ltd., a Delaware corporation (ii) our 75% interest in RNC (Colombia) Limited, a Belize corporation and its 94.99% owned subsidiary - Compania Minera De Caldas, S.A., a Colombia corporation, iii) our 94.99% interest in Gavilan Minerales, S.A. (“Gavilan”) a Colombia Corporation. All significant inter-company transactions and balances are eliminated upon consolidation.

Mineral Property Rights Acquisition and Exploration Expenditures

Title on mineral properties and mining and exploration rights involve certain inherent risks due to the difficulties of determining the validity of certain claims as well as the potential for problems arising from the frequently ambiguous conveyance history characteristic of many mining properties. We are in the process of investigating the title of mineral concessions that we hold the options to acquire. Therefore, we cannot give any assurance that title to such properties will not be challenged or impugned and we cannot be certain that we will have valid title to our mining properties. We rely on title opinions by legal counsel who base such opinions on the laws of countries in which we operate.

Our mineral property rights acquisition and exploration activities consist of

i)   The acquisition of mineral concessions;
ii)  The acquisition of mineral and exploration rights from existing titleholders;
iii) The exploration of acquired mineral properties and related activities; and
iv) The allocation of stock based compensation related to certain participants in our stock option plan.

Costs of acquiring mining properties and exploration and development costs are capitalized upon acquisition. Mine development costs incurred either to develop new ore deposits, expand the capacity of mines, or to develop mine areas substantially in advance of current production are also capitalized once proven and probable reserves exist and a property is a commercially mineable property. Costs incurred to maintain current production or to maintain assets on a standby basis are charged to operations. Costs of abandoned projects are charged to operations upon abandonment. We evaluate, whenever events or changes in circumstances indicate that their carrying amounts may not be recoverable the carrying value of capitalized mining costs and related property, plant and equipment costs to determine if these costs are in excess of their net recoverable amount. The periodic evaluation of carrying value of capitalized costs and any related property, plant and equipment costs are based upon expected future cash flows and/or estimated salvage value in accordance with Statement of Financial Accounting Standards (SFAS) No. 144, Accounting for Impairment or Disposal of Long-Lived Assets.

Asset Retirement Obligations

We apply SFAS No. 143, Accounting for Asset Retirement Obligations which requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred. SFAS No. 143 requires us to record a liability for the present value of the estimated site restoration costs with a corresponding increase to the carrying amount of the related long-lived assets. The liability is accreted and the asset will be amortized over the life of the related assets. Adjustments for changes resulting from the passage of time and changes to either the timing or amount of the original present value estimate underlying the obligation will be made. At September 30, 2006, we did not have any asset retirement obligations.

Stock-Based Compensation

We apply adopted SFAS No. 123(R), Share-Based Payment, to account for stock options and similar equity instruments issued. Accordingly, compensation expense attributable to stock options or similar equity instruments granted are measured at the fair value at the grant date, and recognized over the expected vesting period. For all stock option awards granted on or after January 1, 2006, we recognized compensation using the fair value method of accounting for stock-based compensation. The fair value of stock options is estimated at the grant date using the Black-Scholes option pricing model and the resultant compensation expenses are classified in our consolidated statement of operations based on the classification of the underlying option plan participants’ related compensation expenses. The majority of our stock based compensation relates to either i) mineral property, acquisition and exploration activities or ii) general and administrative expenses associated with our administrative employees, directors, and consultants.

Although the assumptions used to record stock compensation expense reflect management’s best estimates, they involve inherent uncertainties based on market conditions generally outside of our control. If other assumptions were used, stock-based compensation expense could be significantly impacted. As stock options are exercised, the proceeds received on exercise, in addition to the previously recognized amounts related to those stock options, are credited to stockholders’ equity.

Foreign Currency Translation

Our functional currency is US dollars. Accordingly, foreign currency balances are translated into US dollars as follows:

i)	Monetary assets and liabilities are translated at the period-end exchange rate;
ii)	Non-monetary assets are translated at the rate of exchange in effect at their acquisition date; and
iii)	Revenue and expense items are translated at the average exchange rate for the respective period.

Foreign exchange gains and losses are recognized as period expenses.

Recently Issued Accounting Pronouncements

In November 2004, the Financial Accounting Standards Board (FASB) issued SFAS 151, “Inventory Costs.” This Statement amends the guidance in ARB No. 43, Chapter 4, inventory

Pricing, to clarify the accounting for abnormal amounts of idle expense, freight, handling costs, and wasted material (spoilage). In addition, this Statement requires that allocation of fixed production overheard to the costs of conversion be based on the normal capacity of the production facilities. The provisions of this Statement will be effective for us beginning with our fiscal year ending December 31, 2006. We are currently evaluating the impact this new Standard will have on our operations, but believe that it will not have a material impact on our financial position, results of operations or cash flows.

In December 2004, the FASB issued SFAS 123(R), “Share-Based Payment”. This Statement requires that the cost resulting from all share-based transactions be recorded in the financial statements. The Statement establishes fair value as of measurement objective in accounting for share-based payment transactions with employees. The Statement also establishes fair value as the measurement objective for transactions in which an entity acquires goods and services from non-employees in share-based payment transactions. The Statement replaces SFAS123, “Accounting for Stock-Based Compensation,” and supersedes APB Opinion No. 25” Accounting for Stock Issued Employees.” The adoption of this standard did not materially impact historical results, as we previously accounted for share-based compensation at fair value.

The FASB has issued FIN 48 which prescribes rules for the financial statements accounting for uncertainty in income tax positions. FIN 48 requires all material tax positions to undergo a new two-step recognition and measurement process. All material tax positions in all jurisdictions in all tax years in which the statute of limitations remains open upon the initial date of adoption are required to be assessed. In order to recognize a tax asset it must be more likely than not that a tax position will be sustained upon examination based solely on its technical merits. If the recognition standard is not satisfied, then no tax benefit otherwise arising from the tax position can be recorded for financial statement purposes. If the recognition standard is satisfied, the amount of tax benefit recorded for financial statement purposes will be the largest amount of tax benefit with a greater -than-50-percent likelihood of being realized upon ultimate settlement with a taxing authority. FIN 48 is effective for the Company’s fiscal 2007 year. The Company does not anticipate the adoption of FIN 48 will have a material impact on the Company’s financial position, results of the operations, or cash flows.

Item 3.     Controls and Procedures

We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of September 30, 2006. This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer, Mr. J. Randall Martin, and our Chief Financial Officer, Mr. Kenneth Phillippe. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2006, our disclosure controls and procedures are effective. There have been no changes in our internal controls over financial reporting during the quarter ended September 30, 2006.

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

Limitations on the Effectiveness of Internal Controls:

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

On September 25, 2006, we issued 1,150,000 shares of our common stock to Chuck Major as part of the consideration paid to acquire certain properties located in the Caramanta Municipality in western Colombia. These shares were issued pursuant to Section 4(2) of the Securities Act. We did not engage in any general solicitation or advertising. The stock certificate was issued with the appropriate legends affixed to the restricted stock.

On September 22, 2006, we granted to a consultant, in connection with services to be rendered, options to purchase 100,000 shares of our common stock at the exercise price of $1.20 per share with the options vesting completely over two years and exercisable for a period of ten years from the date of issuance. These shares and options were issued pursuant to Section 4(2) of the Securities Act of 1933, as amended. We did not engage in any general solicitation or advertising.

On August 22, 2006, we issued 4,200,000 shares of our common stock to Investcol Limited as part of the consideration upon exercise of our option to acquire and additional twenty-five percent (25%) of the issued and outstanding stock of RNC (Colombia) Limited, a Belize corporation (“RNC”) and subsidiary of Investcol Limited. These shares were issued pursuant to Section 4(2) of the Securities Act. We did not engage in any general solicitation or advertising. The stock certificate was issued with the appropriate legends affixed to the restricted stock.

On July 31, 2006, we granted to a member of the board of directors options to purchase 200,000 shares of our common stock at the exercise price of $1.35 per share with the options vesting completely over two years and exercisable for a period of ten years from the date of issuance. Also on this date, we granted to two consultants each options to purchase 200,000 shares of our common stock at the exercise price of $1.35 per share in connection with services to be rendered These options also vest completely over two years and are exercisable for a period of ten years from the date of issuance. These options were issued pursuant to Section 4(2) of the Securities Act of 1933, as amended. We did not engage in any general solicitation or advertising.

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

Colombia Goldfields Ltd.

Date:	November 22, 2006

By: /s/ J. Randall Martin J. Randall Martin Title: Chief Executive Officer and Director