Form 10QSB/A
period 2006-03-31
COLOMBIA GOLDFIELDS LTD
filed 2007-02-09
CIK 1223663

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-QSB/A

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

State the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 56,036,849 common shares as of December 31, 2006

Transitional Small Business Disclosure Format (check one): Yes [ ] No [X]

EXPLANATORY NOTE

During fiscal 2006, we acquired several mineral rights in connection with our Marmato and Caramanta projects. On November 20, 2006, we were advised by our independent accountant, PricewaterhouseCoopers LLP, that under GAAP, previously expensed amounts related to mineral property acquisitions were required to be recognized on our consolidated balance sheet. We previously accounted for these acquisitions by capitalizing the mineral rights and then subsequently recording an impairment charge against amounts capitalized. We engaged PricewaterhouseCoopers as our auditor on August 10, 2006 and PricewaterhouseCoopers reviewed the financial statements for the quarterly period ended June 30, 2006 as required by Item 310 of Regulation S-B.

Upon further review of the authoritative guidance and discussions with our auditors, we concluded that FAS 144 was misapplied in the first and second quarters of fiscal 2006. As of the dates of acquisition of our 2006 mineral rights, no impairment provision is permissible under GAAP, and furthermore there have been no changes in circumstances suggesting an impairment charge is warranted.

Emerging Issues Task Force (“EITF”) 04-2: Whether Mineral Rights are Tangible or Intangible Assets indicates that acquired mineral rights are tangible assets and should be reported as a separate component of property, plant, and equipment. EITF 04-3: Mining Assets: Impairment and Business Combinations indicates that Values Beyond Proven and Probable Reserves (VBPP) should be considered to the extent that a market participant would include VBPP in determining the fair value of the assets. The mineral rights acquired in each instance were “Long-Lived Assets” as contemplated by FAS 144: Accounting for the Impairment or Disposal of Long-Lived Assets and should have only been subject to FAS 144’s impairment considerations whenever events or changes in circumstances indicated that their carrying amount might not be recoverable.  At the acquisition dates of our mineral rights, there were no events or changes in circumstances that would suggest that an impairment of amounts initially capitalized under EITF 04-2 should be recognized.

In reaching the conclusion that there have been no changes in circumstances subsequent to the acquisition dates of our mineral rights, we considered the following factors:

i)
Subsequent to the acquisition dates of our mineral rights, we have continued to consolidate the various Marmato concessions during fiscal 2006, and have purchased 70 mining properties, awaiting payment once the documentation and registration is complete;

ii)	We have completed an independent technical review of available data indicating historical resources of approximately 5.3 million ounces of gold;
iii)	We have commenced channel sampling of the purchased concessions, supporting the conclusions of the technical review;
iv)	We have commenced an exploration program on the “el Salto” area of the Caramanta project, with encouraging preliminary results; and
v)	Progress on the movement of the Town of Marmato is positive, with continued support from the local government.

We have therefore concluded that it is inappropriate to record an impairment provision against acquired mineral rights at March 31, 2006.

As a result of the forgoing, this Amended Quarterly Report on Form 10-QSB/A is being filed to revise the interim financial statements for the period ended March 31, 2006 to reflect the acquired mineral rights on the balance sheet at their historical acquisition costs without any impairment provision.

PART I - FINANCIAL INFORMATION

Item 1.      Financial Statements

Our unaudited consolidated financial statements included in this Amended Form 10-QSB/A are as follows:
F-1	Unaudited Restated Interim Consolidated Balance Sheet as of March 31, 2006;
F-2	Unaudited Restated Interim Consolidated Statements of Operations for the three months ended March 31, 2006 and 2005 and from Inception, March 25, 2003, to March 31, 2006;
F-3	Unaudited Restated Interim Consolidated Statements of Stockholders’ Equity (Deficiency) for the period from inception (March 25, 2003) through March 31, 2006
F-4	Unaudited Restated Interim Consolidated Statements of Cash Flows for the three months ended March 31, 2006 and 2005 and from Inception, March 25, 2003, to March 31, 2006;
F-45	Notes to Unaudited Restated Interim Consolidated Financial Statements;

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

COLOMBIA GOLDFIELDS LTD.
(An Exploration Stage Company)

INTERIM CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2006
(UNAUDITED - AS RESTATED)

COLOMBIA GOLDFIELDS LTD.
(An Exploration Stage Company)

INTERIM CONSOLIDATED BALANCE SHEETS
(AS RESTATED - SEE NOTE 2)

As at (expressed in U.S. dollars)	March 31, 2006 (unaudited; as restated - See Note 2)	December 31, 2005

ASSETS

Current

Cash and cash equivalents	$643,423	$1,565,640
Accounts receivable	-	-
Prepaid expenses	39,661	22,554
Exploration advances	211,861	158,202
	894,945	1,746,396

Mineral and exploration properties and rights (Notes 2 & 3)	2,724,400	-
Property and equipment, net of accumulated amortization of $8,358 (December 31, 2005: $335) (Note 4)	62,782	1,445
Website Development Cost, net of accumulated amortization of $6,500 (December 31, 2005: $3,500)	29,500	17,500

	$3,711,627	$1,765,341

LIABILITIES

Current

Accounts payable and accrued liabilities	$150,089	$83,004
Due to related parties	335,516	-
	485,605	83,004

Non-Current
Future income tax liability (Notes 2 & 3)	570,000	-
	1,055,605	83,004
STOCKHOLDERS’ EQUITY

Common stock (Note 5)
Authorized: 50,000,000 shares, $0.00001 par value
Issued and outstanding: 33,715,183 shares
(December 31, 2005: 29,589,100 shares)	337	296

Additional paid-in capital (Note 5)	5,539,887	1,465,354

Share subscriptions (Note 5)	-	1,767,650

Accumulated deficit (Note 2)	(2,884,202)	(1,550,963)
	2,656,022	1,682,337
	$3,711,627	$1,765,341

See accompanying Notes to Consolidated Financial Statements

COLOMBIA GOLDFIELDS LTD.
(An Exploration Stage Company)

INTERIM CONSOLIDATED STATEMENTS OF OPERATIONS
(AS RESTATED - SEE NOTE 2)

	Three Months Ended March 31, 2006 (unaudited; as restated -See Note 2	Three Months Ended March 31, 2005 (unaudited)	Cumulative from inception (March 25, 2003) through March 31, 2006 (unaudited; as restated -See Note 2
REVENUES
Interest income	$3,552	$-	$3,552

OPERATING EXPENSES

General and administrative	337,784	23,187	749,975
Amortization - equipment	2,444	-	2,779
Amortization - website development cost	3,000	-	6,500
Mineral property rights exploration (Note 2)	507,074	-	1,651,838
Stock based compensation	486,489		486,489

Total operating expenses	1,336,791	23,187	2,897,581

Loss from continuing operations	(1,333,239)	(23,187)	(2,894,029)

Income from discontinued operations	-	763	9,827

NET LOSS FOR THE PERIOD	$(1,333,239)	$(22,424)	$(2,884,202)

LOSS PER SHARE - BASIC AND DILUTED

Loss from continuing operations	$(0.04)	$(0.00)
Income from discontinued operations	0.00	0.00

NET LOSS	$(0.04)	$(0.00)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUSTANDING - BASIC AND DILUTED	32,395,377	24,000,000

See accompanying Notes to Consolidated Financial Statements

COLOMBIA GOLDFIELDS LTD.
(An Exploration Stage Company)

INTERIM CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIENCY)
(AS RESTATED - SEE NOTE 2)

From Inception (March 25, 2003) to March 31, 2006:
(unaudited)	Common Shares	Stock Amount	Additional Paid-in Capital	Share Subscriptions received	Deficit Accumulated During The Exploration Stage	Total Stockholders’ Equity (Deficiency)
		$	$	$	$	$
Issue of common stock for cash at $0.000125 per share on March 25, 2003	8	-	1	-	-	1
Issue of common stock for cash at $0.000125 per share on May 5, 2003	16,000,000	160	1,840	-	-	2,000
Repurchase of common stock for cash at $0.000125 per share on October 31, 2003	(8,000,008)	(80)	(920)	-	-	(1,000)
Donated Capital	-	-	35,200	-	-	35,200
Net loss for the period	-	-	-	-	(36,399)	(36,399)
Balance, December 31, 2003	8,000,000	80	36,121	-	(36,399)	(198)
Issue of common stock for cash at $0.00625 per share on December 20, 2004	16,000,000	160	99,840	-	-	100,000
Donated Capital	-	-	19,200	-	-	19,200
Net loss for the year	-	-	-	-	(23,094)	(23,094)
Balance, December 31, 2004	24,000,000	240	155,161	-	(59,493)	95,908
Issue of common stock for Mineral concessions at $0.25 per share on September 22, 2005	1,000,000	10	249,990	-	-	250,000
Issue of 4,221,000 common stocks for cash at $0.25 per share and 368,100 common stocks for finder fee on October 14, 2005	4,589,100	46	1,055,204	-	-	1,055,250
Forgiveness of advances from a related party			4,999	-	-	4,999
Share Subscriptions Received	-	-	-	1,767,650	-	1,767,650
Net loss for the year	-	-	-	-	(1,491,470)	(1,491,470)
Balance, December 31, 2005	29,589,100	$296	$1,465,354	$1,767,650	$(1,550,963)	$1,682,337

See accompanying Notes to Consolidated Financial Statements

COLOMBIA GOLDFIELDS LTD.
(An Exploration Stage Company)

INTERIM CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIENCY)
(AS RESTATED - SEE NOTE 2)

From Inception (March 25, 2003) to March 31, 2006 (cont’):

(unaudited)	CommonShares	StockAmount	Additional Paid-in Capital	Share Subscriptions Received	Deficit Accumulated During The Exploration Stage	Total Stockholders’ Equity (Deficiency)

Balance, December 31, 2005	29,589,100	296	1,465,354	1,767,650	(1,550,963)	1,682,337

Issue of common stock for cash at $0.60 per share on January 24, 2006, net of $187,565 finders fee	3,126,083	31	1,688,054	(1,767,650)	-	(79,565)

Issue of common stock for Mineral concessions at $1.90 per share on February 14, 2006	1,000,000	10	1,899,990	-	-	1,900,000

Stock based compensaton	-	-	486,489	-	-	486,489

Net loss for the period	-	-	-	-	(1,333,239)	(1,333,239)

Balance, March 31, 2006 (unaudited)	33,715,183	337	5,539,887	-	(2,884,202)	2,656,022

See accompanying Notes to Consolidated Financial Statements

COLOMBIA GOLDFIELDS LTD.
(An Exploration Stage Company)
INTERIM CONSOLIDATED STATEMENTS OF CASH FLOWS
(AS RESTATED - SEE NOTE 2)

	Three Months March 31, 2006 (unaudited; as restated -See Note 2	Three Months March 31, 2005 (unaudited)	Cumulative from inception (March 25, 2003) through March 31, 2006 (unaudited; as restated -See Note 2
OPERATING ACTIVITIES:
Loss from operations	$(1,333,239)	$(22,424)	$(2,884,202)
Items not requiring cash outlay:
- Consulting fees			52,400
- Website design and software development	-	-	2,000
- Amortization of equipment	2,444	-	2,779
- Amortization of website development cost	3,000	-	6,500
- Mineral property exploration	-	-	250,000
- Stock based compensation	486,489	-	486,489
Changes in non-cash working capital items:
- Accounts receivable	-	910	-
- Prepaid expenses	14,149	(40,000)	(8,405)
- Exploration expenditure advances	(53,659)	-	(211,861)
- Accounts payable and accrued liabilities	10,586	743	93,590
- Due to/from related parties	335,516	-	340,515

Net cash used in operating activities	(534,714)	(60,771)	(1,870,195)

FINANCING ACTIVITIES:
Issuance of common stock, net of finder fees	(79,565)	-	1,076,686
Proceeds of share subscription received	-	-	1,767,650

Net cash provided by (used in) financing activities	(79,565)	-	2,844,336

INVESTING ACTIVITIES:
Purchase of mineral exploration rights	(254,400)	-	(254,400)
Purchase of equipment	(38,538)	-	(40,318)
Purchase of website development cost	(15,000)	(15,000)	(36,000)

Net cash used in investing activities	(307,938)	(15,000)	(330,718)

INCREASE (DECREASE) IN CASH	(922,217)	(75,771)	643,423

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	1,565,640	104,685	-

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$643,423	$28,914	$643,423

SUPPLEMENTAL CASH FLOWS INFORMATION
Interest expense	-	-	-
Taxes	-	-	-

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

The Company has incurred a net loss for the period from inception on March 23, 2003 to March 31, 2006 and has no source of revenue. The Company’s future is dependent upon its ability to obtain financing and upon future acquisition, exploration and development of profitable operations from its mineral properties. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Although there are no assurances that management’s plans will be realized, management believes that the Company will be able to continue operations in the future. Management intends to continue relying upon the issuance of securities to finance the development of its business. There can be no assurance that it will be successful in raising the funds necessary to maintain operations, or that a self-supporting level of operations will ever be achieved. The financial statements do not include any adjustment to reflect the possible future effect on the recoverability and classification of the assets or the amounts and classification of liabilities that may result should the Company cease to continue as a going concern.

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

COLOMBIA GOLDFIELDS LTD.
(An Exploration Stage Company)

NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2006

Restatement of Previously Issued Financial Statements

As outlined in Note 3, during fiscal 2006 the Company acquired several Mineral rights in connection with the Marmato and Caramanta projects. On November 20, 2006, the Company determined that under GAAP, previously expensed amounts related to fiscal 2006 mineral property acquisitions were required to be recognized on the Company’s consolidated balance sheet. The Company previously accounted for the acquisition of mineral rights in fiscal 2006 by capitalizing these mineral rights and then subsequently recording an impairment charge against amounts capitalized. Upon further review of the authoritative guidance and discussions with its auditors, the Company has concluded that FAS 144 was misapplied in the first and second quarters of fiscal 2006. As of the dates of acquisition of the Company’s mineral rights, no impairment provision is permissible under GAAP, and furthermore there have been no changes in circumstances suggesting an impairment charge is warranted.

In reaching the conclusion that there have been no changes in circumstances subsequent to the acquisition dates of the Company’s mineral rights, the Company considered the following factors:

i)
Subsequent to the acquisition dates of the Company’s mineral rights, the Company has continued to consolidate the various Marmato concessions during fiscal 2006, and currently has purchased 70 mining properties, awaiting payment once the documentation and registration is complete;

ii)	The Company has completed an independent technical review of available data indicating historical resources of approximately 5.3 million ounces of gold;
iii)	The Company has commenced channel sampling of the purchased concessions, supporting the conclusions of the technical review;
iv)	The Company has commenced an exploration program on the “el Salto” area of the Caramanta project, with encouraging preliminary results; and
v)	Progress on the movement of the Town of Marmato is positive, with continued support from the local government.

The Company has therefore concluded that it was inappropriate to record an impairment provision against acquired mineral rights at March 31, 2006 and June 30, 2006. The Company has restated its financial statements for the first and second quarters of fiscal 2006 to i) recognize acquired mineral and exploration properties and rights and their associated future income tax liabilities in the consolidated balance sheets, ii) reduce the Company’s’ previously recorded net losses in the consolidated statements of operations by the amount of previously recognized impairment charges, and iii) reclassify cash flows associated with mineral and explorations properties and rights acquisitions as investing activities in the consolidated statements of cash flows.

COLOMBIA GOLDFIELDS LTD.
(An Exploration Stage Company)

NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2006

The impacts of the restatement adjustments on the Company’s historical financial statements are as follows:

i)	Balance Sheet:

March 31, 2006
Mineral and exploration properties and rights as previously reported	$-
Adjustments	2,724,400
Mineral and exploration properties and rights, as restated	$2,724,400
Future income tax liability, as previously reported	$-
Adjustments	(570,000)
Future income tax liability as restated	(570,000)
Accumulated Deficit, as previously reported	$(5,038,602)
Adjustments	2,154,400
Accumulated Deficit,as restated	$(2,884,202)

ii)	Statements of Operations

	Three Months Ended March 31, 2006	Cumulative From Inception (March 25, 2003 through March 31, 2006)
Net loss, as previously reported	$(3,487,639)	$(5,038,602)
Adjustments	2,154,400	2,154,400
Net loss, as restated	$(1,333,239)	$(2,884,202)
Loss per share - basic and diluted, as previously reported	$(0.11)
Adjustments	0.07
Los per share - basic and diluted, as restated	$(0.04)

COLOMBIA GOLDFIELDS LTD.
(An Exploration Stage Company)

NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2006

iii) Statements of Cash Flows:
	Three months Ended March 31, 2006	Cumulative from Inception (March 25, 2003 through March 31, 2006
Net Cash used in operating activities, as previously reported	$(789,114)	$(2,124,595)
Adjustments	254,400	254,400
Net Cash used in operating activities, as restated	$(534,714)	$(1,870,195)
Net cash used in investing activities, as previously reported	$(53,538)	$(76,318)
Adjustments	$(254,400)	$(254,400)
Net cash used in investing activities, as restated	$(307,938)	$(330,718)

Consolidation

These consolidated financial statements include the accounts of (i) Colombia Goldfields Ltd., a Neveda corporation (ii) 25% variable interest entity - RNC (Colombia) Limited, a Belize corporation and its 94.99% owned subsidiary - Compania Minera De Caldas, S.A., a Colombia corporation. All significant inter-company transactions and balances have been eliminated upon consolidation.

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

NOTE 3 - MINERAL PROPERTIES AND EXPLORATION RIGHTS

The Company has determined that the Caramanta and Marmato properties constitute one reportable segment, due to the nature of the Company’s business and the geographic location of these properties.

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

Mineral Property Rights Acquisition and Exploration Expenditures

The Company’s mineral property rights acquisition and exploration activities consist of:

I)	The acquisition of mineral concessions;
II)	The acquisition of mineral and exploration rights from existing titleholders; and
III)	The exploration of acquired mineral properties and related activities.

COLOMBIA GOLDFIELDS LTD.
(An Exploration Stage Company)

NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS

The Company capitalizes all expenditures that result in the acquisition and retention of resource properties or an interest therein. The recoverability of the carrying values of the properties is dependent on the ability of the Company to obtain the necessary financing and permits to continue exploration, the establishment of economically recordable reserves, future profitable production and/or proceeds from the disposition thereof. The following table summarizes the Company’s historical expenditures with respect to the aforementioned projects:

		Three Months Ended March 31, 2006	Three Months Ended March 31, 2005	Cumulative From Inception (March 31, 2003 Through March 31, 2006

I)	Acqusition of mineral concessions	$1,900,000	$-	$1,900,000

II)	Acquistion of mineral and exploration properties and rights	254,400	-	254,400
		2,154,400	-	2,154,400
III)	Exploration of acquired mineral properties	507,074	-	1,651,838

	Total mineral property rights acquisition and exploration expenditures	$2,661,474	$-	$3,806,238

Capitalized Mineral and Exploration Properties and Rights

Acquired mineral and exploration properties and exploration rights of $2,154,400 have been recorded at amounts necessary to reflect temporary differences associated with the differences between their accounting and tax bases. As a result, these properties are recorded in the consolidated balance sheet at March 31, 2006 at $2,724,400 with a corresponding future tax liability of $570,000.

NOTE 4 - PROPERTY AND EQUIPMENT

As at March 31, 2006	Cost	Accumulated Amortization	Net book Value
Furniture and office equipment	$61,848	$(6,035)	$55,813
Vehicle	9,292	(2,323)	6,969
Total	$71,140	$(8,358)	$62,782

As at December 31, 2005	Cost	Accumulated Amortization	Net book Value
Office equipment	$1,780	$(335)	$1,445

COLOMBIA GOLDFIELDS LTD.
(An Exploration Stage Company)

NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS

NOTE 5 - STOCKHOLDERS’ EQUITY

Common Stock

Effective March 7, 2005, the Company completed eight shares for one share stock split. The Company’s share transactions disclosed in these financial statements have been retroactively restated to reflect the above stock split.

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

On February 14, 2006, the Company issued 1,000,000 common share at fair value of $1.90 per share to Investcol in connection of acquisition of 25% ownership of RNC (Colombia) Limited.

Warrants

As at March 31, 2006, the following warrants were issued and outstanding:

4,589,100	$ 0.50 per share	Expiry - October 14, 2006

Stock Options

During the period ended March 31, 2006, the Company adopted the 2006 Stock Incentive Plan, which provides for the grant of incentive stock options, non-qualified stock options, stock appreciation rights, restricted stock, performance shares and performance units, and stock awards to officers, directors or employees of, as well as advisers and consultants to, the Company.

Under the 2006 Stock Incentive Plan, the Company has reserved 3,500,000 shares of common stock for the granting of options and rights. All stock options and rights are to vest over a period determined by the Board of Directors and expire not more than ten years from the date of granted.

Pursuant to the Plan, the Company granted 1,750,000, 500,000 and 100,000 stock options to employees, directors and consultants of the Company with exercise prices of $0.75, $1.65 and $1.90 per share, respectively, during the three month period ending March 31, 2006. These stock options vest at a rate of 25% every six months over a period of two years, and expire over a life of 10 years. For the period ended March 31, 2006, the Company recorded a total of $486,489 for stock based compensation expenses.

COLOMBIA GOLDFIELDS LTD.
(An Exploration Stage Company)

NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS

A summary of the stock options granted and exercised is as follows.

	Shares	Weighted Average Exercise Price
Options outstanding at December 31, 2005	$-	$-
Granted	2,350,000	0.99
Options outstanding at March 31, 2006	$2,350,000	$0.99

The fair value of each option granted has been estimated as of the date of the grant using the Black-Scholes option pricing model with the following assumptions: risk-interest rate of 4.45%, dividend yield 0%, volatility of 63.72% and expected lives of approximately 10 years. A summary of weighted average fair value of stock options granted during the period end March 31, 2006 is as follows:

	Weighted Average Fair Price	Weighted Average Fair Value
Exercise price below market price at grant date:	$0.81	$1.11
Exercise price is equal market price at granted date:	$1.65	$1.24

A summary of stock options outstanding and exercisable is as follows:

Options outstanding
Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life (yr)	Weighted Average Exercise Price
$0.01 - $1.00	1,750,000	9.77	$0.75
$1.01 - $2.00	600,000	9.97	$1.69
	2,350,000	9.82	$0.99

No options were exercisable as at March 31, 2006.

NOTE 6 - RELATED PARTY TRANSACTIONS

During the period ended March 31, 2006 the Company:

a.	paid $85,400 (2005: $nil) for management / consulting fees to directors, senior officer and shareholders of the Company.

b.	paid $22,500 (2005: $nil) for administration of exploration activities to a shareholder of the Company.

c.	paid $5,128 (2005: $nil) for office rent to a company related to a director of the Company.

Included in accounts payable and accrued liabilities as at March 31, 2006 are is $36,289 (2005: $nil) payable to directors, senior officer and shareholder of the Company.

Amounts due to a related party are non-secured, non-interest bearing and have no stated terms of repayment.

COLOMBIA GOLDFIELDS LTD.
(An Exploration Stage Company)

NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS

NOTE 7 - COMMITMENTS

See Note 3.

NOTE 8 - SUBSEQUENT EVENTS

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

(iii)	See Note 3(ii).

NOTE 9 - RECLASSIFICATIONS

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

We incurred operating expenses of $1,336,791 for the three month period ended March 31, 2006, compared to operating costs and expenses of $23,187 for the same three month period in the prior year. The increase in our operating expenses for the three months ended March 31, 2006 when compared to the same reporting period in the prior year is attributable to expenditures relating to mineral property exploration operations under our new business plan and stock based compensation. Our expenses for the three months ended March 31, 2006 consisted primarily of mineral property rights exploration in the amount of 507,074, stock based compensation of $486,489, and general and administrative expenses in the amount of $337,784.

We incurred a net loss of $1,333,239 in the three months ended March 31, 2006, as compared to a net loss of $22,424 in the three months ended March 31, 2005.

Liquidity and Capital Resources

As of March 31, 2006, we had current assets of $894,945 and current liabilities of $485,605. As a result, we had working capital of $409,340.

Operating activities used $534,714 in cash for the three months ended March 31, 2006. Our net loss of $1,333,239 was the primary component of our negative operating cash flow. Investing activities during the three months ended March 31, 2006 consisted of website development costs of $15,000, the purchase of equipment in the amount of $38,538, and $254,400 cash used in the purchase of mineral exploration rights. Cash flows related to financing activities during the three months ended March 31, 2006 consisted of $79,565 related to the issuance of common stock, net of finders fee.

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

Going Concern

We have incurred a net loss of $2,884,202 for the period from inception on March 23, 2003 to March 31, 2006 and have no current source of revenue. Our future is dependent upon our ability to obtain financing and upon future acquisition, exploration and development of profitable operations from our mineral properties. These conditions raise substantial doubt about our ability to continue as a going concern. Although there are no assurances that management’s plans will be realized, management believes that we will be able to continue operations in the future. Management intends to continue relying upon the issuance of securities to finance the development of our business. There can be no assurance that we will be successful in raising the funds necessary to maintain operations, or that a self-supporting level of operations will ever be achieved. The financial statements do not include any adjustment to reflect the possible future effect on the recoverability and classification of the assets or the amounts and classification of liabilities that may result should we cease to continue as a going concern.

Item 3.     Controls and Procedures

In connection with the restatement of our interim financial statements for the period ended March 31, 2006, we reevaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of March 31, 2006. This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer, Mr. James Martin Randall, and Chief Financial Officer, Mr. James Kopperson. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2006, our disclosure controls and procedures are ineffective. As a result of this restatement, the following remedial actions were undertaken:
  Mr. James Kopperson, a CPA with extensive public company financial reporting experience, was appointed as CFO on December 1, 2006.
  We have subscribed to a financial reporting service to ensure that we are current with U.S. GAAP accounting and disclosure pronouncements.
  We have reviewed our quarterly reporting procedures with our independent auditors to ensure that all material accounting and disclosure issues are identified on a timely basis.
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

Colombia Goldfields Ltd.

Date:	February 9, 2007

By: /s/ J. Randall Martin J. Randall Martin Title: Chief Executive Officer and Director