Form 10QSB/A
period 2006-06-30
COLOMBIA GOLDFIELDS LTD
filed 2007-02-09
CIK 1223663

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

We have therefore concluded that it is inappropriate to record an impairment provision against acquired mineral rights at June 30, 2006.

As a result of the forgoing, this Amended Quarterly Report on Form 10-QSB/A is being filed to revise the interim financial statements for the period ended June 30, 2006 to reflect the acquired mineral rights on the balance sheet at their historical acquisition costs without any impairment provision.

PART I - FINANCIAL INFORMATION

Item 1.      Financial Statements

Our unaudited consolidated financial statements included in this Amended Form 10-QSB/A are as follows:
F-1	Unaudited Restated Interim Consolidated Balance Sheet as of June 30, 2006
F-2	Unaudited Restated Interim Consolidated Statements of Operations for the three and six months ended June 30, 2006 and 2005 and from inception (March 25, 2003) through June 30, 2006
F-3	Unaudited Restated Interim Consolidated Statements of Stockholders’ Equity (Deficiency) for the period from inception (March 25, 2003) through June 30, 2006
F-5	Interim Restated Consolidated Statements of Cash Flows for the six months ended June 30, 2006 and 2005 and from inception (March 25, 2003) through June 30, 2006
F-6	Notes to Unaudited Restated Interim Consolidated Financial Statements;

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

COLOMBIA GOLDFIELDS LTD.
(An Exploration Stage Company)

INTERIM CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2006
(UNAUDITED - AS RESTATED)

COLOMBIA GOLDFIELDS LTD.
(An Exploration Stage Company)

INTERIM CONSOLIDATED BALANCE SHEETS
(AS RESTATED - SEE NOTE 2)

As at (expressed in U.S. dollars)	June 30, 2006 (unaudited as restated -See Note 2)	December 31, 2005

ASSETS

Current

Cash and cash equivalents	$6,728,353	$1,565,640
Accounts receivable	61,843	-
Prepaid expenses	38,776	22,554
Exploration advances	102,124	158,202
	6,931,096	1,746,396

Mineral and exploration properties and rights (Notes 2 & 3)	16,940,878	-
Property and equipment, net of accumulated amortization of $11,970
(December 31, 2005:$335)	144,206	1,445

Website Development Cost, net of accumulated amortization of $9,500
(December 31, 2005:$3,500)	26,500	17,500

	$24,042,680	$1,765,341

LIABILITIES

Current

Accounts payable and accrued liabilities	$2,402,678	$83,004

Non-Current

Future income tax liability (Notes 2 & 3)	2,994,000	-
	5,396,678	83,004
STOCKHOLDERS’ EQUITY

Common stock (Note 5)
Authorized: 50,000,000 shares, $0.00001 par value
Issued and outstanding: 43,215,849 shares	432	296
(December 31, 2005: 29,589,100 shares)

Additional paid-in capital (Note 5)	23,131,397	1,465,354

Share subscriptions (Note 5)	-	1,767,650

Accumulated Deficit (Note 2)	(4,485,827)	(1,550,963)
	18,646,002	1,682,337
	$24,042,680	$1,765,341

See accompanying Notes to Consolidated Financial Statements

COLOMBIA GOLDFIELDS LTD.
(An Exploration Stage Company)

INTERIM CONSOLIDATED STATEMENTS OF OPERATIONS
(AS RESTATED - SEE NOTE 2)

(expressed in U.S. dollars)	Three Months Ended June 30, 2006 (unaudited; as restated -See Note 2)	Three Months Ended June 30, 2005 (unaudited)	Six Months Ended June 30, 2006 (unaudited; as restated -See Note 2)	Six Months Ended June 30, 2005 (unaudited)	Cumulative from Inception (March 25, 2003) through June 30, 2006 (unaudited; as restated -See Note 2)

REVENUES	$-	$-	$-	$-	$-

OPERATING EXPENSES

General and administrative	473,218	87,269	811,002	125,456	1,223,190
Amortization - equipment	9,191	67	11,635	67	11,970
Amortization - website
development cost	3,000	-	6,000	-	9,500
Mineral property rights exploration (Note 2)	469,423	-	976,497		2,121,261
Stock based compensation	695,666	-	1,182,155	-	1,182,155
Total operating expenses	1,650,498	87,336	2,987,289	125,523	4,548,076

Other income	(48,870)	-	(52,425)	(763)	(52,422)
Loss from continuing operations	(1,601,628)	-	(2,934,864)	-	(4,495,654)

Income (loss) from discontinued operations	-	(87,336)	-	(124,760)	9,827

NET LOSS FOR THE PERIOD	$(1,601,628)	$(87,336)	$(2,934,864)	$(124,760)	$(4,485,827)

LOSS PER SHARE - BASIC & DILUTED

Loss from continuing operations	$(0.04)	$0.00	$(0.08)	$0.00
Loss from discontinued operations	0.00	0.00	0.00	(0.01)

NET LOSS	$(0.04)	$0.00	$(0.08)	$(0.01)
WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING
Basic and diluted	39,258,915	24,000,000	36,581,942	24,000,000

See accompanying Notes to Consolidated Financial Statements

COLOMBIA GOLDFIELDS LTD.
(An Exploration Stage Company)

INTERIM CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIENCY)
(AS RESTATED - SEE NOTE 2)

From Inception (March 25, 2003) to June 30, 2006:
(unaudited)	Common Shares	Stock Amount	Additional Paid-in Capital	Share Subscriptions Received	Deficit Accumulated During The Exploration Stage	Total Stockholders’ Equity (Deficiency)
	#	$	$	$	$	$
Issue of common stock for cash at $0.000125 per share on March 25, 2003	8	-	1	-	-	1
Issue of common stock for cash at $0.000125 per share on May 5, 2003	16,000,000	160	1,840	-	-	2,000
Repurchase of common stock for cash at $0.000125 per share on October 31, 2003	(8,000,008)	(80)	(920)	-	-	(1,000)
Donated Capital	-	-	35,200	-	-	35,200
Net loss for the period	-	-	-	-	(36,399)	(36,399)
Balance, December 31, 2003	8,000,000	80	36,121	-	(36,399)	(198)
Issue of common stock for cash at $0.00625 per share on December 20, 2004	16,000,000	160	99,840	-	-	100,000
Donated Capital	-	-	19,200	-	-	19,200
Net loss for the year	-	-	-	-	(23,094)	(23,094)
Balance, December 31, 2004	24,000,000	240	155,161	-	(59,493)	95,908
Issue of common stock for Mineral concessions at $0.25 per share on September 22, 2005	1,000,000	10	249,990	-	-	250,000
Issue of 4,221,000 common stock for cash at $0.25 per share and 368,100 common stock for finder fee on October 14, 2005	4,589,100	46	1,055,204	-	-	1,055,250
Forgiveness of advances from a related party			4,999	-	-	4,999
Share Subscriptions Received	-	-	-	1,767,650	-	1,767,650
Net loss for the year	-	-	-	-	(1,491,470)	(1,491,470)
Balance, December 31, 2005	29,589,100	$296	$1,465,354	$1,767,650	$(1,550,963)	$1,682,337

See accompanying Notes to Consolidated Financial Statements

COLOMBIA GOLDFIELDS LTD.
(An Exploration Stage Company)

INTERIM CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIENCY)
(AS RESTATED - SEE NOTE 2)

From Inception (March 25, 2003) to June 30, 2006 (cont’):
(unaudited)	Common Shares	Stock Amount	Additional Paid-in Capital	Share Subscriptions Received	Deficit Accumulated During The Exploration Stage	Total Stockholders’ Equity (Deficiency)

Balance, December 31, 2005	29,589,100	296	1,465,354	1,767,650	(1,550,963)	1,682,337

Issue of common stock for cash at $0.60 per share on January 24, 2006, net of $187,565 finders fee	3,126,083	31	1,688,054	(1,767,650)	-	(79,565)

Issue of common stock for Mineral concessions at $1.90 per share on February 14, 2006	1,000,000	10	1,899,990	-	-	1,900,000

Issue of common stock For Mineral concession at $2.25 per share purchase on April 10, 2006	1,000,000	10	2,249,990	-	-	2,250,000

Issue of common stock for cash at $1.50 per unit less finders fee of $585,060 on April 26, 2006	6,500,666	65	6,416,112	-	-	6,416,177

Issue of share purchase warrants with April 26, 2006 common stock issuance	-	-	2,749,762	-	-	2,749,762

Issue of common stock for Mineral concessions of $2.74 Per share on April 28, 2006	2,000,000	20	5,479,980	-	-	5,480,000

Stock based compensation	-	-	1,182,155	-	-	1,182,155
Net loss for the period	-	-	-	-	(2,934,864)	(2,934,864)
Balance June 30, 2006 (unaudited)	43,215,849	$432	$23,131,397	-	$(4,485,827)	$18,646,002

See accompanying Notes to Consolidated Financial Statements

COLOMBIA GOLDFIELDS LTD.
(An Exploration Stage Company)

INTERIM CONSOLIDATED STATEMENTS OF CASH FLOWS
(AS RESTATED - SEE NOTE 2)

(expressed in U.S. dollars)	Six months ended June 30, 2006 (unaudited; As restated -See Note 2	Six months ended June 30, 2005 (unaudited)	Cumulative From Inception (March 25, 2003) Through June 30, 2006 (unaudited; as restated - See Note 2)

OPERATING ACTIVITIES:
Loss from operations	$(2,934,864)	$(124,760)	$(4,485,827)
Items not requiring cash outlay:
- Consulting fees	-	-	52,400
- Website design and software development	-	-	2,000
- Amortization of equipment	11,635	67	11,970
- Amortization of website development cost	6,000	-	9,500
- Mineral property exploration	-	-	250,000
- Stock based compensation	1,182,155	-	1,182,155
Changes in non-cash working capital items:
- Accounts receivable	(61,843)	910	(61,843)
- Prepaid expenses	(16,222)	(10,000)	(38,776)
- Exploration expenditure advances	56,078	-	(102,124)
- Accounts payable and accrued liabilities	(334,511)	29,358	2,893
- Due to/from related parties	-	5,250	4,999

Net cash used in operating activities	(2,091,572)	(99,175)	(3,172,653)

FINANCING ACTIVITIES:
Issuance of securities, net of finder fees	9,086,374	-	10,242,625
Proceeds of share subscription received	-	-	1,767,650

Net cash provided by financing activities	9,086,374	-	12,010,275

INVESTING ACTIVITIES:
Purchase of mineral exploration rights	(1,662,693)	-	(1,917,093)
Purchase of equipment	(154,396)	(1,780)	(156,176)
Purchase of website	(15,000)	-	(36,000)

Net cash used in investing activities	(1,832,089)	(1,780)	(2,109,269)

INCREASE (DECREASE) IN CASH	5,162,713	(100,955)	6,728,353

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	1,565,640	104,685	-

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$6,728,353	$3,730	$6,728,353
SUPPLEMENTAL CASH FLOWS INFORMATION
Interest expense	-	-	-
Taxes	-	-	-

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

The Company has incurred a net loss for the period from inception on March 25, 2003 to June 30, 2006 and has no source of operating revenue. Based upon the current financial condition of the Company, management anticipates that the current cash on hand is insufficient to implement the business plan through the end of the fiscal year. The Company’s future is dependent upon its ability to obtain financing and upon future acquisition, exploration and development of profitable operations from its mineral properties. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Although there are no assurances that management’s plans will be realized, management believes that the Company will be able to continue operations in the future. Management intends to continue relying upon the issuance of securities to finance the development of its business. There can be no assurance that it will be successful in raising the funds necessary to maintain operations, or that a self-supporting level of operations will ever be achieved. If the Company is unable to secure additional funding, the implementation of the business plan will be impaired and the Company may lose its option to purchase certain mining and mineral rights. The financial statements do not include any adjustment to reflect the possible future effect on the recoverability and classification of the assets or the amounts and classification of liabilities that may result should the Company cease to continue as a going concern.

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
(An Exploration Stage Company)

NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2006

Restatement of Previously Issued Financial Statements

As outlined in Note 3, during fiscal 2006 the Company acquired several mineral rights in connection with the Marmato and Caramanta projects. On November 20, 2006, the Company determined that under the GAAP, previously expensed amounts related to fiscal 2006 mineral property acquisitions were required to be recognized on the Company’s consolidated balance sheet. The Company previously accounted for the acquisition of mineral rights in fiscal 2006 by capitalizing these mineral rights and then subsequently recording an impairment charge against amounts capitalized. Upon further review of the authoritative guidance and discussions with its auditors, the Company has concluded that FAS 144 was misapplied in the first and second quarters of fiscal 2006. As of the dates of acquisition of the Company’s mineral rights, no impairment provision is permissible under GAAP, and furthermore there have been no changes in circumstances suggesting an impairment charge is warranted.

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

COLOMBIA GOLDFIELDS LTD.
(An Exploration Stage Company)

NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS

The impacts of the restatement adjustments on the Company’s historical financial statements are as follows:

i) Balance Sheet:

June 30, 2006
Mineral and exploration properties and rights, as previously reported	$-
Adjustments	16,940,878
Mineral and exploration properties and rights, as restated	16,940,878
Future income tax liability, as previously reported	$-
Adjustments	(2,994,000)
Future income tax Liability, as restated	$(2,994,000)
Accumulated deficit, as previously reported	$(18,432,705)
Adjustments	13,946,878
Accumulated deficit, as restated	$(4,485,827)

ii) Statements of Operations:

	Three Months Ended June 30, 2006	Six Months Ended June 30, 2006	Cumulative From Inception (March 25, 2003 through June 30, 2006

Net loss, as previously reported	$(13,394,106)	$(16,881,742)	$(18,432,705)
Adjustments	11,792,478	13,946,878	13,946,878
Net loss, as restated	$(1,601,628)	$(2,934,864)	$(4,485,827)
Loss per share - Basic and diluted, as previously reported	$(0.34)	$(0.46)
Adjustments	$0.30	$0.45
Loss per share - basic and diluted, as restated	$(0.04)	$(0.01)

COLOMBIA GOLDFIELDS LTD.
(An Exploration Stage Company)

NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS

iii) Statements of Cash Flows:

	Six months Ended June 30, 2006	Six months Ended June 30, 2005	Cumulative from Inception (March 25, 2003 through June 30, 2006

Net Cash used in generating activities, as previously reported	$(3,754,265)	$(99,175)	$(5,089,746)
Adjustments	1,662,693	-	1,917,093
Net Cash used in operating activities, as restated	$(2,091,572)	$(99,175)	$(3,172,653)
Net cash used in investing activities, as previously reported	$(169,396)	$(1,780)	$(192,176)
Adjustments	$(1,662,693)	$-	$(1,917,093)
Net cash used in investing activities, as restated	$(1,832,089)	$(1,780)	$(2,109,269)

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

Up until April 28, 2006 and in connection with the adoption of FIN 46R, the Company concluded that RNC (Colombia) Limited and its 94.99% owned subsidiary, Compania Minera De Caldas, S.A., are VIEs since the Company provides the principal financial support to these entities and is considered to be the primary beneficiary. Under FIN 46R transition rules, the financial statements of RNC (Colombia) Limited and Compania Minera De Caldas, S.A. have been conseded VIEs and the Company’s 25% interest had been included within the Company’s consolidated financial statements for the period January 12, 2006 to April 30, 2006.

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

COLOMBIA GOLDFIELDS LTD.
(An Exploration Stage Company)

NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS

d.
have the option until May 1, 2009 to acquire the final 25% of RNC for a price equal to the 25% of the value of Caldas determined by a bankable feasibility study prepared by a certified mineral property evaluator, or other acceptable third party. Payment of the purchase price can be made by the Company in either cash or the Company’s common shares (which will be valued at 90% of the average closing provide of the Company’s common shares)

On February 14, 2006, the Company completed the acquisition of 25% of RNC by the issuance of 1,000,000 restricted common stock of the Company to Investcol and the advancement of $1,200,000 by way of a non-interest bearing loan to RNC. Total consideration of $1,900,000 related to this common stock issuance was recorded as part of mineral and exploration properties and rights in fiscal 2006.

On April 28, 2006, the Company completed the acquisition of an additional 25% of RNC (total 50% of RNC) by the issuance to Investcol Limited of 2,000,000 restricted common stock and the advancement of $4,000,000 by way of a non-interest bearing demand loan to RNC. Total consideration of $5,480,000 related to this common stock issuance was recorded and expensed as part of the mineral and exploration properties and rights in fiscal 2006.

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

		Three Months Ended June 30, 2006	Three Months Ended June 30, 2005	Six Months Ended June 30, 2006	Six Months Ended June 30, 2005	Cumulative From Inception (March 25, 2003 Through June 30, 2006)
						(See note 1)
I)	Acquisition of mineral concessions	$8,080,000	$-	$9,980,000	$-	$9,980,000
II)	Acquisition of Mineral and exploration rights	3,712,478	-	3,966,878	-	3,966,878
	Total acquired Mineral and exploration properties and rights	11,792,478	-	13,946,878	-	13,946,878
III)	Exploration of acquired mineral properties	469,423	-	976,497	-	2,121,261
	Total mineral property rights acquisition and exploration expenditures	$12,261,901	$-	$14,923,375	$-	$16,068,139

Capitalized Mineral and Exploration Properties and Rights

Acquired mineral and exploration properties and rights of $13,946,878 have been recorded at amounts necessary to reflect temporary differences associated with the differences between their accounting and tax bases. As a result, these properties are recorded in the consolidated balance sheet at June 30, 2006 at $16,940,878, with a corresponding future tax liability of $2,994,000.

COLOMBIA GOLDFIELDS LTD.
(An Exploration Stage Company)

NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4 - PROPERTY AND EQUIPMENT

As at June 30, 2006	Cost	Accumulated Amoritization	Net book Value
Furniture and office equipment	$46,978	$(8,485)	$38,493
Vehicles	109,198	(3,485)	105,713
Total	$156,176	$(11,970)	$144,206

As at December 31, 2005	Cost	Accumulated Amortization	Net book Value
Office equipment	$1,780	$(335)	$1,445

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

The Company has allocated the total gross proceeds from the offering of $9,751,000 to the various underlying equity instruments comprising the equity offering, based on the estimated relative fair value of each instrument at the offering date, as follows:

Common shares	$65
Additional paid in capital - common shares	6,416,112
Additional paid is capital - share purchase warrants	2,749,762
Total gross proceeds from private equity offering	$9,165,939

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

Pursuant to the Plan, the Company granted 1,750,000, 500,000 and 100,000 stock options to employees, directors and consultants of the Company with exercise prices of $0.75, $1.65 and $1.90 per share, respectively during the six month period ending June 30, 2006. These stock options vest at a rate of 25% every six months over a period of two years, and expire over a life of 10 years. For the sixth month period ended June 30, 2006, the Company recorded a total of $1,182,155 (for the three month period ended June 30, 2006 - $695,666) for stock based compensation expenses. The Company has incurred $2,681,061 in stock-based compensation costs for historical stock option awards through June 30, 2006.  In respect of these awards, $1,182,155 has been recognized to date in the consolidated statements of operations as stock based compensation expense and an additional $1,498,903 is expected to be recognized in respect of these awards in future periods through fiscal 2008.

A summary of the stock options granted and exercised is as follows.

(expressed in U.S. dollars)	Shares	Weighted Average Exercise Price
Options outstanding at December 31, 2005	-	$-
Granted	2,350,000	0.99
Options outstanding at June 30, 2006	2,350,000	$0.99

The fair value of each option granted has been estimated as of the date of the grant using the Black-Scholes option pricing model with the following assumptions: risk-interest rate of 4.45%, dividend yield 0%, a historic of 63.72% 10 years, equal to the full life of the options as the Company does not expect any options to be exercised daily. A summary of weighted average fair value of stock options granted during the period end June 30, 2006 is as follows:

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

See Note 3.

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

We incurred operating expenses of $1,650,498 for the three month period ended June 30, 2006, compared to operating costs and expenses of $87,336 for the same three month period in the prior year. We incurred operating expenses of $2,987,289 for the six month period ended June 30, 2006, compared to operating costs and expenses of $125,523 for the six months ended June 30, 2005. The increase in our operating expenses for the three and six months ended June 30, 2006 when compared to the same reporting period in the prior year is attributable to expenditures relating to mineral property exploration operations under our new business plan and stock based compensation. Our expenses for the three months ended June 30, 2006 consisted primarily of mineral property rights and exploration expenses in the amount of $469,423, stock based compensation of $695,666, and general and administrative expenses in the amount of $473,218. Our expenses for the six months ended June 30, 2006 consisted primarily of mineral property rights exploration expenditures in the amount of $976,497, stock based compensation of $1,182,155, and general and administrative expenses in the amount of $811,002.

We incurred a net loss of $1,601,628 in the three months ended June 30, 2006, as compared to a net loss of $87,336 in the three months ended June 30, 2005. We incurred a net loss of $2,934,864 in the six months ended June 30, 2006, as compared to a net loss of $124,760 in the six months ended June 30, 2005. The increase in our net loss is attributable to increased expenditures relating to mineral property exploration operations under our new business plan and stock based compensation.

Liquidity and Capital Resources

As of June 30, 2006, we had current assets of $6,931,096 and current liabilities of $2,402,678. As a result, we had working capital of $4,528,418.

Operating activities used $2,091,572 in cash for the six months ended June 30, 2006. Our net loss of $2,934,864 was the primary component of our negative operating cash flow. Investing activities during the six months ended June 30, 2006 consisted of website development costs of $15,000, the purchase of equipment in the amount of $154,396, and cash of $1,662,693 used in the purchase of mineral exploration rights. Cash flows generated from financing activities during the six months ended June 30, 2006 consisted of $9,086,374 related to the issuance of common stock, net of finder’s fee.

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

Going Concern

We have incurred a net loss of $4,485,827 for the period from inception on March 25, 2003 to June 30, 2006 and have no current source of revenue. Our future is dependent upon our ability to obtain financing and upon future acquisition, exploration and development of profitable operations from our mineral properties. These conditions raise substantial doubt about our ability to continue as a going concern. Although there are no assurances that management’s plans will be realized, management believes that we will be able to continue operations in the future. Management intends to continue relying upon the issuance of securities to finance the development of our business. There can be no assurance that we will be successful in raising the funds necessary to maintain operations, or that a self-supporting level of operations will ever be achieved. The financial statements do not include any adjustment to reflect the possible future effect on the recoverability and classification of the assets or the amounts and classification of liabilities that may result should we cease to continue as a going concern.

Critical Accounting Policies

In December 2001, the SEC requested that all registrants list their most “critical accounting policies” in the Management Discussion and Analysis. The SEC indicated that a “critical accounting policy” is one which is both important to the portrayal of a company’s financial condition and results, and requires management’s most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain. We believe that the following accounting policies fit this definition.

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

Item 3.     Controls and Procedures

In connection with the restatement of our interim financial statements for the period ended June 30, 2006, we reevaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of June 30, 2006. This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer, Mr. James Martin Randall, and Chief Financial Officer, Mr. James Kopperson. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2006, our disclosure controls and procedures are ineffective. As a result of this restatement, the following remedial actions were undertaken:
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