Form 10KSB
period 2006-12-31
COLOMBIA GOLDFIELDS LTD
filed 2007-03-30
CIK 1223663

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-KSB

[X]	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2006
[ ]	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
For the transition period from _________ to ________
Commission file number 000-51013

Colombia Goldfields Ltd.
(Name of small business issuer in its charter)

Delaware	76-0730088
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

#208-8 King Street East, Toronto, Ontario Canada	M5C 1B5
(Address of principal executive offices)	(Zip Code)

Issuer’s telephone number: (416) 203-3856

Securities registered under Section 12(b) of the Exchange Act:

Title of each class	Name of each exchange on which registered
None	Not Applicable

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

State issuer’s revenue for its most recent fiscal year. $0

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the average bid and asked price of such common equity, as of a specified date within the past 60 days.
$63,321,061 as of March 21, 2007

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date. 65,056,849 Common Shares as of March 21, 2007

Transitional Small Business Disclosure Format (Check One): Yes [ ] No [X]

 PART I
Item 1. Description of Business

Our Business

We are actively advancing two separate projects known as the Marmato Mountain Development Project and the Caramanta Exploration Project, both of which are located in Colombia’s Marmato Mountain Gold District. These projects are separated by approximately seven kilometers and our focus is on securing the region between Caramanta and Marmato and any other outlying targets that have the potential for mining.

We have been purchasing mineral licenses in the Zona Alta portion of the Marmato project since 2005. Our objective is to purchase all of the mineral licenses and then consolidate them into a single license. As part of our acquisition program at the Marmato and Caramanta projects we have also initiated a review of the available geological data for the projects and are in the process of compiling all information into a comprehensive database. We have identified a number of immediate exploration targets at both the Marmato and Caramanta locations.

With the Marmato and Caramanta projects, we have acquired a portion of a major historical gold producing district in Colombia. At the present time a number of small miners are still working the Zona Alta of the Marmato project and Mineros Nacionales is mining the Zona Baja at a rate of 300t/d. Very little exploration has been conducted in the past within the area of the Marmato and Caramanta projects to adequately determine the true extent of the remaining mineralization. Therefore, the potential economic viability of the project remains unknown, however we are optimistic that we will be successful in identifying a viable bulk tonnage, low grade gold and silver deposit with our Marmato and Caramanta projects. A number of other targets remain on the Marmato and Caramanta projects which we intend to explore further at a later date.

We have advanced our ownership interests in these projects as follows:

(A) Caramanta Project

(i) Caramanta Project - concessions 6602, 1343 and 6329

On September 22, 2005, we entered into an Assignment Agreement with Investcol Limited (“Investcol”) where Investcol assigned, transferred, and conveyed to us all of its rights under a contract for Purchase Option of Mining Concessions (“Original Option Contract”) entered into with Cia Servicios Y Logisticos Ltda. As the result of the Assignment Agreement, we acquired an option to purchase certain mining, mineral and exploration rights on property known as Concessions 6602, 1343 and 6329 located in Caramanta Municipality, Antioquia Department, Medellin, Colombia for $10,000, on condition that $2,990,000 be invested in exploratory work on the property over a three year period. As consideration for these rights, we issued 1,000,000 restricted shares of common stock to Investcol at a deemed fair market value of $ 0.25 per share for total consideration of $ 250,000.

Pursuant to the Assignment Agreement, we also committed to fund the $2,990,000 exploratory work as follows:

(a)	$500,000 upon the closing of the Assignment Agreement;
(b)	$750,000 during the 12 month period commencing June 25, 2006; and on the earlier of June, 2006 or commencement of the second exploration phase, one million restricted shares of our common shares;
(c)	$1,740,000 during the 12-month period commencing June 25, 2007.

In addition, we agreed to pay Investcol $7,500 per month as an office fee through July 31, 2006. On September 25, 2006 the Assignment Agreement was superseded in connection with our agreement to buy the Mining Concessions outright as described in (iii) below.

(ii) Caramanta Project - concessions 6993,7039,6821 and 6770 and HET 31, 32, 26, 27 and, HETG 01

On February 16, 2006 we entered into a Letter of Intent “LOI” with Investcol to acquire Investcol’s rights in a Contract for Purchase entered into with Cia Servicios y Logisticos Ltda. (“Cia Servicios”) The LOI outlined a proposed transaction where we intended to acquire Investcol’s rights in certain mining contracts to exclusively engage in mining activities on concessions 6993, 7039, 6821 and 6770 (the “Contracts”) and options that Investcol holds to acquire the exclusive rights to engage in mining activities on concessions HET 31, 32, 26, 27 and HETG 01 (the “Options”) all located within an area in Colombia referred to as the Caramanta location.

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

On September 25, 2006 the Assignment Agreement was superseded in connection with our agreement to acquire the Mining Concessions outright as described below.

(iii) Acquisition of 100% of the Caramanta Exploration Properties

On September 25, 2006, we, through the acquisition of the outstanding shares of Gavilan Minerales, S.A., (“Gavilan”), acquired full legal title to the Caramanta project concessions described in items 3(i) and 3(ii) above. Consideration paid for the acquisition included $300,000 cash and the issuance of 1,150,000 restricted common shares at a fair value of $1.41 per share. In addition, a $50,000 finders fee was paid to Investcol. The total acquisition cost of $1,971,500 was allocated to the net assets acquired as follows:

Mineral and exploration properties and rights	$1,780,841
Property, plant and equipment	190,659
$1,971,500

The purchase of mineral and exploration properties and rights was recorded as part of mineral property rights acquisition and exploration expenditures in fiscal 2006. As a result of our acquisition of Gavilan, we no longer have any minimum exploratory work obligations related to the Caramanta concessions.

(B) Marmato Project

On January 12, 2006, we entered into a Stock Purchase Agreement with Investcol and RNC (Colombia) Limited (the "Agreement"), whereby we would (i) acquire twenty-five percent (25%) of the issued and outstanding stock of RNC (Colombia) Limited, a Belize corporation ("RNC") and (ii) hold an option to acquire the remaining seventy five percent (75%) of RNC's issued and outstanding stock over a period of time. RNC is the beneficial holder of 94.99% of the issued and outstanding stock of Compania Minera De Caldas, S.A. ("Caldas"), a Colombia corporation that (i) owns certain mining, mineral and exploration rights, (ii) has options to acquire mining, mineral and exploration rights and (iii) has exclusive rights to evaluate certain property, all located in the Zona Alta portion of the Marmato project in Colombia.

Pursuant to the Stock Purchase Agreement, we had the option to:

a)
Acquire 25% of the total outstanding shares of RNC by the issuance of 1,000,000 of our common shares to Investcol and the advance to RNC of a $1,200,000 non-interest bearing loan. We completed the acquisition of 25% of RNC by the issuance of 1,000,000 shares of our restricted common stock to Investcol and the advancement of $1,200,000 by way of a non-interest bearing loan to RNC in the second quarter of fiscal 2006;

b)
Acquire an additional 25% of RNC by issuance of 2,000,000 of our common shares to Investcol and the advance of an additional $4,000,000 non-interest bearing loan to RNC. We completed the acquisition of the second 25% of RNC by the issuance to Investcol of 2,000,000 shares of our restricted common stock and the advancement of $4,000,000 by way of a non-interest bearing demand loan to RNC in the second quarter of fiscal 2006;

c)
Acquire an additional 25% of RNC by the issuance of 4,000,000 of our common shares to Investcol and the advance of an additional $15,000,000 non-interest bearing loan to RNC on or before October 30, 2006. On August 22, 2006 we amended the January 12, 2006 Stock Purchase Agreement with Investcol and RNC (Colombia) Limited and concurrently exercised our option to increase interest in RNC from 50% to 75% in the third quarter of fiscal 2006. Under the terms of the amended agreement, we issued 4,200,000 common shares and paid $200,000 to Investcol. In connection with this transaction we committed to provide an additional $5,000,000 by way of non-interest bearing demand loan to RNC by December 31, 2006 and provide sufficient funds to RNC, upon terms satisfactory to the Company, to complete a full bankable feasibility study of the Marmato Project; and

d)
Acquire the final 25% of RNC for a price equal to the 25% of the value of Caldas determined by a bankable feasibility study prepared by a certified mineral property evaluator, or other acceptable third party. We can make payment of the purchase price in either cash or our common shares. The terms of the agreement were amended on August 22, 2006. Under the terms of the amended agreement, we held an option to acquire the remaining 25% of RNC on or before May 1, 2009 for a purchase price equal to 25% of the fair value of Caldes, as determined by a forthcoming feasibility study. The purchase price, pursuant to the amended agreement, was limited to a maximum of $15,000,000 plus 4,000,000 of our common shares. Payment of the purchase price could be satisfied in either cash or our common shares, or any combination thereof.

On December 14, 2006, the parties executed a Second Amendment to the Stock Purchase Agreement (the “Second Amendment”) in order to revise the consideration required to exercise our option to acquire the remaining 25% of the issued and outstanding stock of RNC. Subject to the revised terms set forth in the Second Amendment, we had the option to acquire an additional 15% interest in RNC, in exchange for the issuance of 4,000,000 common shares to Investcol. In connection with the execution of the Second Amendment, we exercised our option, resulting in us acquiring an additional 15% of RNC in exchange for us issuing 4,000,000 common shares valued at $5,120,000 in the fourth quarter of fiscal 2006, bringing our total ownership to 90%. The revised terms set forth in the Second Amendment provide us with the option to acquire the remaining 10% of RNC until May 1, 2009 in exchange for a purchase price of $15,000,000. The purchase price can be made in either cash, shares of our common stock, or any combination thereof.

(C ) The Kedahda Properties

On August 30, 2006 we purchased, through certain mining exploration properties in the Republic of Colombia and the related geochemical and other proprietary geological data from a wholly owned subsidiary of Anglo Gold Ashanti, Sociedad Kedahda, S.A., for $500,000 cash consideration.

Competition

The mineral exploration industry, in general, is intensively competitive and even if commercial quantities of reserves are discovered, a ready market may not exist for the sale of the reserves.

Most companies operating in this industry are more well-established and have greater resources to engage in the production of mineral claims. We were incorporated on March 25, 2003 and restructured our operations in the first quarter of 2005 to pursue the exploration and development of mining properties located in Colombia. As a result, our operations are not well-established.

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

Patents, Licenses, Trademarks, Franchises, Concessions, Royalty Agreements, or Labor Contracts

We do not own, either legally or beneficially, any patent or trademark.

Research and Development

We did not incur any research and development expenditures in the fiscal years ended December 31, 2006 or 2005.

Subsidiaries

We own certain mining rights and options to acquire mining rights in the Zona Alta portion of the Marmato deposit located in western Colombia as a result of our acquisition of a 90% equity interest in RNC (Colombia) Limited ("RNC"), a Belize corporation and a previously a wholly-owned subsidiary of Investcol Limited. We also own 94.99% of Gavilan Minerales S.A., a Colombia corporation.

Existing and Probable Governmental Regulation

We have and will, in the future, engage consultants to assist us with respect to our operations in Colombia. We are beginning to deal with the various regulatory and governmental agencies, and the rules and regulations of such agencies, in connection with our property interests in Colombia. No assurances can be given that we will be successful in our efforts. Further, in order for us to operate and grow our business in Colombia, we need to continually conform to the laws, rules and regulations of such country and local jurisdiction. It is possible that the legal and regulatory environment pertaining to the exploration and development of gold mining properties will change. Uncertainty and new regulations and rules could increase our cost of doing business, or prevent us from conducting our business.

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

The concession contract has three phases:

1. Exploration Phase.

a.  Starts once the contract is inscribed in the National Mining Registry (Registro Minero Nacional, RMN).
b.Valid for 3 years plus a 2 year extension.
c.Annual property tax.
d.Requires an annual Environmental Mining Insurance Policy for 5% of the value of the planned exploration expenditure for the year.
e.Present a mine plan (PTO) and an Environmental Impact Study (EIA) for the next phase.

2. Construction Phase.
a. Valid for 3 years plus a 1 year extension.
b. Annual property tax payments continue as in Exploration Phase.
c. Requires an annual Environmental Mining Insurance Policy for 5% of the value of the planned investment as defined in the PTO for the year.
d. Environmental License issued on approval of Environmental Impact Study.

3. Exploitation Phase.
   a. Valid for 30 years minus the time taken in the explortion and construction phases, which means that it is 21 to 24 years and is renewable for 30 years.
b. Annual Environmental Mining Insurance Policy required.
c. No annual property tax.
d. Pay royalty based on regulations at time of granting of the Contract.

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

The Colombian Mining Law 685 of 2001 requires an Environmental Mining Insurance Policy for each concession contract. In addition, this provision states that an Environmental Impact Study has to be presented at the end of the Exploration Phase if the concession is to proceed to the Construction Phase, and that this must be approved and an Environmental License issued before the Exploitation Phase can begin.

Exploration activities require an Environmental Management Plan and a Superficial Water Concession.

We have presented an Environmental Management Plan for drilling to the Departmental authority CORPOCALDAS (Corporación Autónoma Regional de Caldas or Caldas Regional Autonomous Corporation). This Plan includes a preliminary phase to close down the small mines and mills in the Zona Alta to stop the source of much of the contamination. We are currently in discussions with the Colombian government regarding the closure in the Zona Alta of the small mines and the related environmental liability.

A suitable water source has been identified for drilling water that will require a 2,000 m pipe, and the application for the Superficial Water Permit is being prepared. Existing water permits in the zone are also being investigated as an alternative.

We have also started an environmental monitoring program to prepare an Environmental Baseline Study and future environmental studies.

Exploitation requires in addition an Environmental License, Permit for Springs, Forest Use Permit, Certificate of Vehicular Emissions, Emissions Permit and River Course Occupation Permit.

The Zona Alta has environmental issues due to past and current mining activities including:

•	Surface disturbance and degradation including deforestation.

•	Ground instability, collapse, landslides affecting mountain slopes and Marmato town.

•	Absence of waste rock dumps and tailings ponds and dumping of waste rock down mountain slopes and into the Cascabel River and of tailings into rivers which drain into the Cauca River.

•
Contamination of water by mercury, cyanide, acid drainage, heavy metals and solids. In addition contamination of water by untreated sewage from Marmato town which has no drainage or treatment system, and by agricultural chemicals and waste from cultivation of coffee, bananas etc.

•	Potential liability of prior operations which had no waste dumps or tailings pond and discharges tailings directly into the Cascabel River which drains into the Cauca River.

The Colombian and/or local government currently does not but could in the future require us to remedy such consequences. The costs of such remediation could be material. Future environmental laws and regulations could impose increased capital or operating costs on us and could restrict the development or operation of any gold mines.

Employees

We have 74 employees, primarily consisting of administrative and technical staff in Colombia. We also retain consultants to assist in operations on an as-needed basis.

Item 2. Description of Property

Our principal offices are located at #208-8 King Street East, Toronto, Ontario, Canada M5C 1B5.

Our office in Medellín is located at Carrera 34 Nº 5G 86, Medellin, Poblado, Colombia.

Marmato Mountain Development Project

Location & Access

The Marmato project is located in the Departments of Caldas and Antioquia, Colombia and is approximately 80 km due south of the city of Medellín, which is the capital of Antioquia. The latitude and longitude for the Marmato project is approximately 5°28’24” N, 75°35’57”W.

The Zona Alta of the Marmato project is located on Cerro El Burro, which is also known unofficially as Alto del Burro, on the west side of urban centre of Marmato at Universal Transverse Mercator (UTM) coordinates, Zone 18N 433,493E - 605,232N. The datum used for the UTM coordinates was WGS84 Zone 18N.

The Marmato mining property is divided into two levels vertically comprising the Zona Alta and the Zona Baja. This division was made in 1954 and allowed concession contracts to be defined by horizontal levels. The Zona Alta is mined by numerous small miners and we are in the process of purchasing the individual mineral licenses which comprise the Zona Alta. We hold our interest in the Marmato project through our wholly-owned Colombian subsidiary Minera de Caldas. Minera de Caldas holds a number of mineral licenses in the Marmato Zona Alta (Upper Zone) which has an area of 178.9489 ha.

The properties are a three-hour drive from Medellín, via the Medellín to Cali highway (the highways do not have route numbers) which is part of the Pan American Highway. The route from Medellín is via Itaguí (7 km), Caldas (12 km), Alto de Minas (13 km), Santa Barbara (27 km), La Pintada (26 km), La Guaracha del Rayo (32 km) and turn onto a secondary road to Marmato (8 km, the road is asphalted in the initial part and unsurfaced for the rest).

The topography in the Marmato area is abrupt with a relief of about 1,600 m between the Cauca River at 600 m altitude on the east side of the project and the peaks of the nearby mountains of up to 2,200 m altitude. There is craggy outcrop in the upper parts of the mountain, and large landslides and talus slopes have formed as a result of mining activities. The Marmato veins outcrop on an east-facing mountain slope called Cerro El Burro with the mineralized area bounded by the El Pantano stream on the north side and the Cascabel stream on the south. The Cauca is a major north-flowing river in a deep valley that separates the Western and Central Cordilleras.

Description of Our Interest in Property

We acquired an interest in certain mining rights and options to acquire mining rights in the Zona Alta portion of the Marmato deposit located in western Colombia as a result of our acquisition of an equity interest in RNC (Colombia) Limited ("RNC"), a Belize corporation and a wholly-owned subsidiary of Investcol Limited. Pursuant to a Stock Purchase Agreement we entered into on January 12, 2006 with Investcol and RNC, we acquired 25% of RNC’s issued and outstanding stock. Thereafter on April 28, 2006, we acquired an additional 25% of RNC’s issued and outstanding common stock, resulting in our owning 50% of RNC’s issued and outstanding common stock. Thereafter, we acquired an additional 25% of RNC’s issued and outstanding common stock, resulting in our owning 75% of RNC’s issued and outstanding common stock, in consideration for the issuance of 4,200,000 shares of our common stock to Investcol, payment of $200,000 to Investcol, a commitment to provide a $5,000,000 non-interest bearing loan to RNC by December 31, 2006, and commitment to provide sufficient funds to RNC to complete the feasibility study on Marmato Mountain Project pursuant to the First Amendment to the Stock Purchase Agreement (the “First Amendment”) to the Stock Purchase Agreement executed on August 22, 2006.

On December 14, 2006, we entered into a Second Amendment to the Stock Purchase Agreement (the “Second Amendment”) and concurrently acquired an additional 15% interest in RNC, resulting in our owning 90% of RNC, in exchange for the issuance of 4,000,000 shares of our common stock to Investcol. Subject to the revised terms of the Second Amendment, we have the option to acquire the final 10% interest in RNC until May 1, 2009 which would result in our owning 100% of RNC, in consideration for exchange for the purchase price of $15,000,000. This payment can be made in either cash, shares of our common stock, or any combination thereof. Any shares issued shall be valued at 90% of the average closing price of our common stock as reported on a national securities exchange or national market or quotation system over the 30 day period immediately preceding the deliver of notice to Investcol of our intent to exercise this option. RNC is the beneficial holder of 94.99% of the issued and outstanding stock of Caldas, a Colombia corporation that (i) owns certain mining rights, (ii) has options to acquire mining rights and (iii) has exclusive rights to evaluate certain property, all located in the Zona Alta portion of the Marmato project in Colombia.

As of March 21, 2007, the Zona Alta portion of the Marmato project in Colombia hosts approximately 275 total small mines which Caldas is seeking to purchase individually. Eighty-five (85) of these mines have registered titles in the Ministry of Mines in Caldas. We refer to these mines as Category 1. Thirty-six (36) mines are located in an area called CHG-081 in which there is one mining contract and we refer to these mines as Category 2. Once all of these Category 2 mines have been purchased, Caldas will own the entire CHG-081 contract. Approximately ninety (90) of the remaining mines have made applications for legalization. Approximately sixty-four (64) are illegal mines. We refer to these mines as Category 3. Of the applications made, management believes that less than thirty (30) will be legalized.

The procedure for purchase is normally a payment of 25% of the total negotiated purchase price down on signing, 25% of the total negotiated purchase price when all documentation has been submitted to the local mining department and the final 50% payment is when the mining claim has been registered in the company’s name.

Certain mining properties have been purchased or optioned and are awaiting final payment once the documentation and registration is complete. The total number of legal mines acquired by Caldas at March 20, 2007 is 95. Minera de Caldas is also purchasing the existing mills on the Zona Alta and has so far purchased ten of the out of a total of approximately 25. Once the purchases have been completed the mills will be shut down and dismantled. The mines will also be closed except for maintenance to keep the tunnels open for future sampling and drilling.

The locations of those mines purchased or optioned by Caldas are disclosed in the map below in red. The locations of those mines which remain to be purchased are shown in black.

Title on mineral properties and mining rights involves certain inherent risks due to the difficulties of determining the validity of certain claims as well as the potential for problems arising from the frequently ambiguous conveyance history characteristic of many mining properties. We cannot give any assurance that title to such properties will not be challenged or impugned and cannot be certain that we will have or acquire valid title to these mining properties.  For example, there is a risk that the Colombian government may in the future grant additional titles in excess of the Company's expectations to currently illegal miners.  Furthermore, although the Company believes that mechanisms exist to integrate the titles of mineral properties currently not owned by the Company, there is a risk that this process could be time consuming and costly.  The Company's plan to move the town of Marmato is subject to the risks inherent in any relocation project involving the movement of an established town and its residents to a new location.

Over the past 12 months, Cia Minera de Caldas has begun work by conducting a social evaluation of the district including a mining census to determine the social viability of constructing an open-pit gold mine. The mines operating at Marmato Mountain are currently operated underground by small scale miners using primitive mining methods.

On August 30, 2006, Caldas entered into a Transfer of Properties and Sale Agreement with Sociedad KEDAHDA S.A (“KEDAHDA”), a Colombia corporation, and acquired the Mining Title, Mining Application, and Mining Data for property located in the Marmato Mountain Gold District located in Colombia identified Title 5956, Applications 6455, 6455-B, 6418, 6418-B, 6418-C, 6170, D15-151, 622-17, 623-17, 615-17, 616-17 and 628-17.

Pursuant to an Agreement with Caldas, we paid the purchase price of $500,000 for these entire property interests and Caldas agreed to hold the title for these property interests in their name for our benefit. Title to these property interests are being held by Caldas in order to secure the approval for the transfer of title by Colombian mining authorities in accordance with the applicable laws of the Republic of Colombia.

History of Previous Operations

The Marmato deposit has been mined since pre-Colombian times. In the late 1800s to early 1900s, Western Andes Mining Company Ltd., an English company, mined at Marmato. Subsequently Marmato was mined by the Colombian Mining and Exploitation Company which made significant improvements and installed a new beneficiation plant at La Palma (now the site of Mineros Nacionales plant in the Zona Baja). The mine was expropriated in 1925 (Law 87) and the company received £3 million in compensation (Municipio de Marmato, 2004).

From 1925, the mines were owned by the government and leased to contractors. For the first six years the mines remained closed, then were leased from 1931-1934 to Roberto Luis Restrepo and Alfredo Londoño, and from 1935-1938 to Uribe Afanador. From 1938 the National Government administered the mines directly. They were contracted to José Miguel Lizarralde in 1938-1940, and to Gustavo White from 1940.

Marmato was divided into two zones, Alta (Upper) and Baja (Lower), in 1954 (Decree 2223). The following year the government signed a contract with a North American, Julio E. Hurtado, who transferred them to the Mining Enterprises Corporation. The contract covered mining in both the Zona Alta and the Zona Baja. This venture failed and the mines were returned to the government. As a result of conflicts between this company and the contractors in the Zona Alta, the government decided to exploit the Zona Alta and the Zona Baja separately. The Zona Alta would continue to be exploited by contractors.

Gulf Resources Exploration Co. (Gulf Resources) explored Marmato in 1978 but the results of this program are not known.

In 1981, Marmato became part of the Aporte Minero scheme and was managed by a succession of state mining companies ECOMINAS (1981 to 1992), MINERALCO (1992 to 1997) and MINECOL (1997 to 2004), and since then by the Unidad de Delegación Minera de Caldas (Caldas Mining Delegation Unit) (Municipio de Marmato, 2004). The “Exclusion Zone of the Marmato Mining District” (Zona de Exclusion del Distrito Minero de Marmato), was created in the Zona Alta in 1998.

A subsidiary of the Phelps Dodge Corporation (Phelps Dodge) called Minera Phelps Dodge de Colombia S.A. (Minera Phelps Dodge) explored the Zone Baja of Marmato in 1984 and 1985. It carried out surface and underground sampling and drilled 7 underground core holes, and defined a proven reserve of 102,900 t @ 7.83 g/t Au and 24 g/t Ag, and a total reserve (proven, probable and possible) of 754,600 t at the same grade (historical reserves which predate NI-43-101; Conquistador, 1998).

Electrical and EM surveys at Marmato were described in a paper by Calvache et al (1985) but no data are available for this program.

In 1988, William Hill Mining Consultants reviewed the Marmato project for Greenstone Resources Limited, Canada, as part of a bid process.

In 1993, Mineros Nacionales S.A. (Mineros Nacionales) started mining the Zona Baja with a 300 tpd underground mine under contract No. 041-89M. This is an Aporte Minero contract which is still valid and is now administered by the Delegada Minera de Caldas. The contractor pays the state a royalty of 4% plus an additional sliding royalty based on the gold price, currently above 6%. The following year Mineros de Antioquia S.A. (renamed Mineros S.A. in 2004) acquired 51.75% of Mineros Nacionales and upgraded the mine and mill. The plant has a flotation circuit to make a sulphide concentrate, gravimetric separation by cyclones, and agitated cyanide leach with gold precipitation by zinc (Merrill Crowe process) and smelting. In the late 1990s, 24 underground core holes and 3 reverse circulation holes were drilledin the 1160 (Maruja) and 1210 (Zancudero) levels. Also by the late 1990s the mine and mill were operating at 300 t/d with grades ranging between 5 g/t and 12 g/t gold. By 2005, Mineros Nacionales was owned 94.5% by Mineros S.A.

Conquistador Mines Ltd. (Conquistador) a Vancouver-listed junior company which later changed its name to Western Platinum Holdings and is now called Orsa Ventures Corp. (Orsa) explored Marmato between 1996 and 2000 through its Colombian subsidiary Corona Goldfields S.A. (Corona Goldfields). Orsa had an option to explore the Zona Baja over 4 years and to acquire 50.1% of Mineros Nacionales (bought 13.15% which was later sold in 2001), and acquired several mines in the Zona Alta. Conquistador drilled 44 holes (14,678 m), and commissioned Mineral Resources Development Inc. (MRDI) to complete a resource estimate and scoping study in 1998. Conquistador carried out no further work on the project due to the expiration of the option contract.

Conquistador carried out surface mapping of fracture systems, veins and alteration, and detailed mapping of underground cross-cuts. It took 1,147 channel samples totalling 2,847 m from surface trenches and underground cross-cuts. Samples were cut by hand chisel from channels 2.0 m long x 5 cm wide x 3 cm deep. It also drilled 30 surface diamond drill holes totalling 11,146 m and 14 underground diamond holes totalling 3,375 m for a total of 30 diamond drill holes totalling 14,678 m. Diamond core was sawn in half with one half sampled in 2.0 m intervals for assay and the other half retained. The location and existence of the drill core is not certain: it was originally stored at the Barringer Lab in Medellín (according to MRDI, 1998) but this is now closed and it is presently believed to be stored at the Mina Baja of Mineros Nacionales in Marmato and access is not available to CGL. Table 6.1 provides a summary Conquistador’s significant drilling results at the Marmato project. Conquistador reported that the results of preliminary metallurgical tests showed ready leachability of gold but the appendix of the MRDI report is not available.

At the same time, between 1995 and 1997, another junior Canadian mining company called Gran Colombia Resource Inc. (Gran Colombia), now called Wavve Telecommunications Inc. carried out exploration of the Echandia and Chaburquia properties on the northern portion of the Marmato system. Gran Colombia drilled 75 diamond drill holes for 15,000 m. A scoping study was made by Geosystems International, Denver, in 1997 which concluded that there was not sufficient grade continuity for a bulk-tonnage resource and mining operation, and no further work was carried out. In 1996, Gran Colombia purchased 48.25% of Mineros Nacionales which it then sold in 1997.

We and our subsidiary Minera de Caldas began exploration of Marmato and surrounding areas in 2005. The objective is to identify a potentially bulk mineable, low grade gold and silver resource. We have carried out property acquisition in the Zona Alta of Marmato, along with underground sampling, surveying and mapping, and preliminary metallurgical testwork. We plan to conduct further exploration and a drilling program to define a mineral resource and carry out a scoping study for the Marmato project. This work is continuing and the company plans to carry out exploration drilling on one or more gold-silver targets in future programs.

Mineralization

Mineralization at Marmato is hosted by a steeply-dipping sheeted vein system of sulphide veinlets with dominant northwest to west-northwest trend. The width of individual veinlets varies from <1 mm to 10s of cm and in places they can form a veinlet stockwork.

The known vertical extent of mineralization is greater than 600 m, from Cerro El Burro (1,705 m altitude) to the lowest level of Mineros Nacionales at 1,110 m. The vertical extent of mineralization within the Upper Zone is between 406 m and 498 m.

The wider veinlets are mined in numerous small mines accessed by horizontal adits. The mapped distribution of mine workings is over a width across strike of about 1,300 m (of which 1,000 m are within the Marmato concession), with the main concentration of mine workings occurring in a zone about 800 m wide, and along a strike length of 880 m. The mine entrances are on the southeast end on the mountain-side and the veins trend northwest into the mountain. The mineralization is open along strike to the northwest and the strike length may be longer than the 880 m indicated above.

The veins and mines are distributed in two zones, a north zone and a south zone which are separated by a lower grade zone with fewer mines. The veins show a tendency to converge to the northwest under Cerro El Burro suggesting that this may be a focus for the vein system.

Gold mineralization at Marmato is hosted by massive sulphide veinlets which vary from <1 mm to some 10s of cm in width. The veinlets are formed predominantly of coarse pyrite (5 mm to 10 mm) and coarse, black, iron-rich sphalerite (marmatite) is common along with galena and chalcopyrite. The veinlets have minor gangue which is comprised of quartz, calcite, sericite and, in places, chlorite. Vein textures include massive sulphide, coarsely banded, and open space filling. Cross-cutting vein textures are very rare. Disseminated pyrite and sphalerite occur in the phyllic altered wall rock. Fault breccias are common along with ground sulphides; however, no hydrothermal breccias are known.

The sulphides described in a petrographic study (Cuellar & Mora, 1985) are:

•
Pyrite. The predominant sulphide. Early euhedral to massive pyrite has inclusions of arsenopyrite and pyrrhotite and often has a cataclastic texture with sphalerite, galena and chalcopyrite in fractures.

•	Sphalerite. The second most abundant sulphide. Has exsolution of chalcopyrite. Mostly formed in second stage. Early sphalerite has cataclastic texture.

•	Galena. Is formed in the second stage of mineralization.

•	Chalcopyrite. Infills fractures in pyrite and exsolutions in pyrite and sphalerite.

•	Pyrrhotite. Minor and only observed as exsolution lamellae in sphalerite and with pyrite.

•	Bornite. Minor and is associated with chalcopyrite in granular aggregates.

•	Arsenopyrite. Minor and occurs with early pyrite.

•	Chalcocite. Minor supergene mineral coating chalcopyrite, bornite and galena.

•	Covellite. Minor supergene mineral coating and in fractures in chalcopyrite.

Unconfirmed minerals include marcasite, pyrargyrite, gold tellurides, tetrahedrite, fluorite, adularia, barite, rhodonite and rhochrosite (Rossetti & Colombo, 1999; Warden & Colley, 1990; Escuela de Minas de Marmato, 2004).

Gold occurs as free grains between 9 microns and 600 microns in size associated with sulphide grain aggregates, gangue minerals, iron oxides and as small grains encapsulated in pyrite (Escuela de Minas de Marmato, 2004). This study calculated that 99% of gold grains would be liberated by a 75 micron grind. The gold was described as electrum although no silver percentages were given. The majority of the gold associated with sulphides is non-refractory as shown by high recoveries from preliminary cyanide bottle roll tests.

Two phases of primary mineralization plus a supergene stage are described (Cuellar & Mora, 1985; Rubiano, 1986):

1.
Pyrite (with pyrrhotite exsolution laminae), iron-rich sphalerite (marmatite, with exsolutions of mackinawite ((iron, nickel, cobalt) S1-x), chalcopyrite, pyrrhotite), chalcopyrite (with exsolutions of mackinawite, cubanite-II (CuFe2S3) and starsphalerite) with rare bornite, arsenopyrite and pyrrhotite. The inclusions in pyrite, sphalerite and chalcopyrite formed by exsolution of iron, copper and sulphur on cooling of minerals formed at high temperature. The presence of cubanite-II and iron-rich sphalerite indicates a high temperature of formation.

2.
Fe-poor sphalerite replaced the pyrite and chalcopyrite of Stage 1; chalcopyrite in fractures in other minerals; galena replaces all other minerals; arsenopyrite; melnicovite (FeS2 gel)-pyrite; melnicovite-marcasite; rare inclusions in galena of sulphosalts of silver (acanthite, Ag2S; polybasite, (Ag, Cu)16Sb2S11; freibergite (Ag, Cu, Fe)12Sb4S13 (Rossetti & Colombo, 1999) and gold. These minerals have a lower temperature of formation.

3.	Supergene minerals are covellite, chalcocite, iron oxides and hydroxides, and minor malachite.

The pyrite has oxidized to jarosite to form a jarositic cap on the Marmato deposit. This is accompanied by supergene argillic alteration (white clay). The depth of oxidation is shallow and most or all of the small mines work sulphides, although oxidation may be much deeper along highly fractured zones. MRDI (1998) reports partial oxidation of sulphide veinlets to an elevation of 900 m in drill hole MU-002. MRDI also reports that veins are greater than 50% oxidized above an elevation of 1,300 m (Zona Alta), however observations by us do not support this and unoxidized sulphide veins are dominant in all of the mines sampled.

Exploration, Drilling, & Sampling

Topography

A detailed topographic map with 2 m contour intervals derived from Ikonos satellite imagery has been commissioned. The new topographic map will provide a more detailed base map for improved accuracy when plotting the results of the exploration programs.

Geological Mapping

We conducted detailed surveying and mapping of the accessible underground workings within the Zona Alta to which we had access, between December, 2005 and May, 2006. A number of mines remain to be surveyed once agreements are reached with the owners. The initial detailed surveying of the underground mines was conducted using a compass and tape, with the entrances surveyed by differential GPS. A more detailed survey of all mines will commence shortly using total station or theodolite which will define the true extent and volume of the various mine openings underground. Geological mapping on surface is underway and compilation of a detailed geological map for the property is in progress.

Geophysics

No geophysical surveys have been carried out by us.

Drilling

We have not conducted any drilling on the Marmato project to December 31, 2006.

Sampling

We sampled all accessible mine faces in the Zona Alta in December, 2005 and January, 2006. This sampling program was conducted primarily as a tool to value the mines prior to purchasing them. During the sampling of the accessible mine faces, 283 samples were taken from 50 mines with samples taken from faces (vein, footwall, hangingwall, stockwork) and backs, as well as samples of muck, mill products and concentrates. Samples were taken using hand chisels and sampling channels up to 2.0 m long by 5 cm wide and 1 cm deep. The samples were analyzed for gold and silver by the Inspectorate America Corporation (Inspectorate). The weighted average grade of all vein samples taken (total number 114, excluding other samples) was 8.77 g/t gold and 48.78 g/t silver over 0.32 m. The gold grades range from 0.17 g/t to 172.87 g/t, with silver ranging from 0.6 g/t to 676.6 g/t, and vein widths ranging from 0.01 m to 2.00 m.

We took continuous channel samples of all accessible cross-cuts from February, 2006 to May, 2006. The objective of this program was to check the grade of disseminated mineralization between the veins for evaluation of the bulk tonnage potential. A total of 303 samples were taken from cross-cuts in 14 mines with a total sampled length of 1.74 m. After cleaning the mine wall the samples were taken using hand chisels to sample intervals of 2.0 m (vary from 0.01 m to 1.74 m) lengths by 5 cm wide by 1 cm deep. Veins over 0.15 m wide were sampled separately. A number of mines remain to be sampled but this will be conducted once agreements are made with the owners.

Caramanta Exploration Projects

Location & Access

The Caramanta project is located in the Departments of Caldas and Antioquia, Colombia and is approximately 80 km due south of the city of Medellín, which is the capital of Antioquia. The El Salto prospect in the Caramanta project, is 4.5 km north of Marmato at UTM coordinates Zone 18N 433,934E - 609,670N. The datum used for the UTM coordinates was WGS84 Zone 18N.

We hold our interest in the Caramanta project through our wholly-owned Colombian subsidiary Minera de Caldas. Minera de Caldas holds a number of mineral licenses in the Marmato Zona Alta (Upper Zone) which has an area of 178.9489 ha, and several exploration licenses in the area surrounding the Marmato Zona Alta totalling 32,063.6813 ha which are referred to as the Caramanta project.

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

On April 10, 2006, we entered into an Assignment Agreement with Investcol where Investcol assigned, transferred, and conveyed to us all of its rights under a Contract for Purchase (“Purchase Contract”) entered into with CIA Servicios Logisticos de Colombia Ltda. As a result of the Assignment Agreement with Investcol, we acquired Investcol’s rights to acquire certain mining contracts to exclusively engage in mining activities on Concessions 6993, 7039, 6821, and 6770 (the “Contracts”) and options that Investcol holds to acquire the exclusive rights to engage in mining activities on Concessions HET-31, 32, 26, 27, and HETG-01 (the “Options”) all located within an area in Colombia referred to as the Caramanta location.

On September 25, 2006, we entered into a Master Agreement to acquire all of the issued and outstanding shares of Gavilan Minerales S.A. (“Gavilan”), a Colombia corporation, for the purchase price of $300,000 and the issuance of 1,150,000 shares of our common stock. Cia Servicios Logisticos de Colombia Ltda. (“Cia Servicios Logisticos”), a Colombian corporation, is the primary shareholder of Gavilan. Gavilan holds proper legal title to several properties located in western Colombia known as Concessions 6602, 1343, 6329, 6993, 7039, 6821, 6770, HET-31, 32, 26, 27, and HETG-01 (the “Properties”) which we held an option to acquire. As a result of our acquisition of Gavilan, we will become the title holder of these Properties and no longer have to satisfy any minimum exploratory work obligations on these Properties. We own, have optioned or have made applications for 32,063.6813 ha of exploration licenses in the Caramanta project area

Title on mineral properties and mining rights involves certain inherent risks due to the difficulties of determining the validity of certain claims as well as the potential for problems arising for the frequently ambiguous conveyance history characteristic of many mining properties. Currently, we are in the process of investigating the title of the Property for which we hold the option to acquire certain mining and mineral rights. We cannot give any assurance that title to such properties will not be challenged or impugned and cannot be certain that we will have or acquire valid title to these mining properties.

History of Previous Operations

The Caramanta project surrounding the Marmato project has also experienced small scale mining since the pre-colonial times, however, we are unaware of any modern systematic exploration program has been conducted on large portions of the project area. At the present time, both underground and surface artisanal mining is being conducted on a number of mineral showings in the area of the Caramanta project.

El Salto Prospect

Artisanal miners have been working a number of small pits at the El Salto prospect within the Caramanta project. At the present time there are eleven small pits which have been worked in the past or are still in the process of being worked. The eleven pits are listed under the following names; Martin D, Humberto A and B, Fortunato, El Armario, El Tierrero, Martin, La Ventana, La Cueva, Mateo, and Machongai.

There is no recorded historical mining, although the artisanal mining has been carried out at El Salto for approximately the past two decades. At present, there are about a dozen artisanal miners working in three groups. The artisanal mines comprise a series of coalescing open pits of about 5 m to 30 m diameter and up to 20 m to 30 m deep. These pits have been dug by hand with dynamite used to break-up the rock for easier extraction. A small compressor for drilling was installed about three years ago. The coarse broken rock (1/2 m to 1 m in size) is rolled into a water channel draining each pit. Water is accumulated in small reservoirs above each pit and periodically released into the pit. The water flow carries and rolls the broken rock down the channel causing some crushing and further breaking down the rock into smaller pieces. Downstream the water cascades the broken rock over a series of wooden grizzlies, made of logs with the undersize material passing into sluices. The sluices are then cleaned up using pans to recover the free gold. The mining method is primitive and the percentage of gold recovered by this mining method is believed to be low.

Most of the artisanal miners are mining the oxide zone of the mineral deposit in the pits, but some are now mining the sulphide zone.

The creeks in the El Salto area have also experienced alluvial mining along their extent and few areas have been untouched.

However, no large scale exploration appears to have been conducted in the Caramanta area and to our knowledge there is no record of any exploration diamond drilling having been conducted on the mineral showings in this area.

Mineralization

Mineralization at the El Salto prospect and on other areas within the Caramanta project is very similar in style to the Marmato project. The veins and veinlets are massive sulphide formed by pyrite with minor black sphalerite and galena, and a low percentage of quartz and calcite gangue. Visible native gold occurs with both the sulphides and oxides.

The mineralization occurs in quartz veins (up to 1.0 m wide) and veinlets with multiple directions. The quartz veins and veinlets are massive with crude banding of the sulphides at some margins. Multiple veins locally form a hydrothermal breccia texture and the phyllites have ribbon textured quartz veins.

The sulphide content of the veins is usually low and in the order of zero up to a few percent, but can be as much as 50% in some. The main sulphide is coarse grained, cubic, striated pyrite; however, small amounts of black and brown sphalerite, galena and sulphosalts (masses of gray, acicular, metallic mineral 1 mm to 2 mm long) also occur. Minor copper mineralization was observed in one locality as sooty chalcocite coating pyrite in a quartz vein, with surficial oxidation to chalcanthite.

Most of the gold recovered by the miners is very fine grained and pale colored. Coarse gold was observed, associated with sulphides, in one location in quartz veinlets within phyllites. The miners report coarse gold (to 1 cm) in places which is likely supergene.

Some veins were sheared by later faulting which resulted in the development of soft white clays and the grinding of pyrite to a fine grain size.

Exploration, Drilling, & Sampling

Topography

A detailed topographic map with 2 m contour intervals derived from Ikonos satellite imagery has been commissioned and this map will provide a more detailed base map for improved accuracy when plotting the results of the exploration programs.

Geological Mapping

Geological mapping and surveying has been carried out at the El Salto prospect (1:600 scale) and on License 1343 (1:6,000 scale). This work is continuing and a detailed geological map of the property is in progress.

Geophysics

No geophysical surveys have been carried out on the Caramanta project by us and there are no regional geophysical surveys available in the public domain.

Drilling

We have not conducted any drilling on Caramanta project December 31, 2006.

Sampling

Since March, 2006, we have carried out surface channel sampling on the outcrops and open pit mine workings within the El Salto prospect, on License 1343 and in other areas of the Caramanta project. This sampling program is on-going and results from some of the earlier sampling remain outstanding. The samples were taken using hand chisel and sampling lengths of up to 2.0 m by 10 cm wide and 5 cm deep. The samples were analyzed for gold and 35 elements. The samples taken from License 1343 are from outcrops rather than long channels as there are no open pit mine workings.

Proposed Program of Exploration and/or Development for the Marmato and Caramanta Projects

Our 2006 exploration program consisted of two parts. The first part consisted of evaluating the underground mineralization on the Marmato project by channel sampling all of the cross-cuts underground to which we had access. The second part of the program consisted of channel sampling within the various pits located at the El Salto prospect and chip sampling outcrops located along the creek beds within the Caramanta project.

Our 2006 exploration program was successful in confirming the nature of the mineralization which previous operators encountered during their exploration programs at Marmato. We can now combine the historical exploration work conducted by the various operators with the results of our 2006 exploration program to determine further exploration targets in the immediate area.

As a result of the 2006 exploration program, we are planning a more comprehensive exploration program on the Marmato and Caramanta projects. The next phase of the exploration program will consist of further chip and channel sampling, detailed geological mapping, as well as conducting diamond drilling on a number of the mineral showings, metallurgical testing, environmental studies, a scoping study and resource estimation in addition to further mineral property and infrastructure acquisitions.

In order to reduce risk, we have decided to divide Phase 1 into two sections (stage A and stage B). At Marmato, stage A will include 10,000 samples from the chip and channel sampling program, detailed geologic mapping as well as conducting 8,000 m of diamond drilling. The information gathered will be used to estimate an inferred resource by the end of the third quarter of 2007. At Caramanta, the stage A program will include an initial 2,000 m of drilling.

With successful indications from stage A activities, we would seek an additional $16.0 million in financing in order to complete Phase 1 and prepare for Phase 2. At Marmato, stage B of Phase 1 would include a further 22,000 m of drilling, metallurgical testing, and completion of an environmental report and scoping study. It is also anticipated that a further 8,000 m of exploration drilling at Caramanta would occur.

To successfully achieve the total Phase 1 drilling program of 30,000 m at Marmato and 10,000 m at Caramanta numerous drills will be required. At Marmato, we assume that a surface drill could average 750 m of drilling per month while the underground drill could average 600 m per month. With these productivity rates a surface drill will begin operation at Marmato in February, 2007, and during March 2007 we will add a second surface drill along with an underground drill. A third surface drill would be added in May, 2007 while a fourth surface drill would be required by September. At Caramanta one surface drill is schedule to commence in June, 2007 with a second added by September. No underground drilling is anticipated at Caramanta in the short term.

Other property acquisitions and acquisition of additional surface rights would occur only upon completion of the phase 1 stage A and stage B programs.

Assuming successful completion of Phase 1, we will immediately commence with Phase 2 of the exploration program. Phase 2 includes an additional 30,000 m of drilling at Marmato and 10,000 m of drilling at Caramanta. Also, we would complete the geology and mapping, metallurgical testing, geotechnical testing and apply for the required permits. During Phase 2, we would complete the reserve estimate and complete a feasibility study. Acquisition of new properties and surface rights in other areas around the mountain would continue.

As with the end of the previous phase, during Phase 2 we would have 4 surface drills and one underground drill operating at Marmato and 2 surface drills operating at Caramanta.

Phase 1 of exploration will see expenditures of approximately US $23,700,000 over two stages. If the first phase is successful then we will spend a further US $11,400,000 during the second phase which will include further drilling, increased regional exploration, further metallurgical testwork, mining and environmental permitting, and possibly prefeasibility and feasibility studies. If both phases of the exploration and acquisition programs are completed we will spend an estimated US $35,100,000.

Item 3. Legal Proceedings

We are not a party to any pending legal proceeding. We are not aware of any pending legal proceeding to which any of our officers, directors, or any beneficial holders of 5% or more of our voting securities are adverse to us or have a material interest adverse to us.

Item 4. Submission of Matters to a Vote of Security Holders

No matters have been submitted to our security holders for a vote, through the solicitation of proxies or otherwise, during the fourth quarter of the fiscal year ended December 31, 2006.

PART II

Item 5. Market for Common Equity and Related Stockholder Matters

Market Information

Our common stock is currently quoted on the OTC Bulletin Board (“OTCBB”), which is sponsored by the NASD. The OTCBB is a network of security dealers who buy and sell stock. The dealers are connected by a computer network that provides information on current "bids" and "asks", as well as volume information. Our shares are quoted on the OTCBB under the symbol “CGDF.”

The following table sets forth the range of high and low bid quotations for our common stock for each of the periods indicated as reported by the OTCBB. These quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions.

Fiscal Year Ending December 31, 2006
Quarter Ended	High $	Low $
March 31, 2006	2.29	1.33
June 30, 2006	2.83	1.20
September 30, 2006	1.83	0.9
December 31, 2006	1.74	1.07

Fiscal Year Ended December 31, 2005
Quarter Ended	High $	Low $
March 31, 2005	10.05	0.25
June 30, 2005	1.05	0.5
September 30, 2005	0.9	0.7
December 31, 2005	1.55	0.65

Penny Stock

The SEC has adopted rules that regulate broker-dealer practices in connection with transactions in penny stocks. Penny stocks are generally equity securities with a market price of less than $5.00, other than securities registered on certain national securities exchanges or quoted on the NASDAQ system, provided that current price and volume information with respect to transactions in such securities is provided by the exchange or system. The penny stock rules require a broker-dealer, prior to a transaction in a penny stock, to deliver a standardized risk disclosure document prepared by the SEC, that: (a) contains a description of the nature and level of risk in the market for penny stocks in both public offerings and secondary trading; (b) contains a description of the broker's or dealer's duties to the customer and of the rights and remedies available to the customer with respect to a violation of such duties or other requirements of the securities laws; (c) contains a brief, clear, narrative description of a dealer market, including bid and ask prices for penny stocks and the significance of the spread between the bid and ask price; (d) contains a toll-free telephone number for inquiries on disciplinary actions; (e) defines significant terms in the disclosure document or in the conduct of trading in penny stocks; and (f) contains such other information and is in such form, including language, type size and format, as the SEC shall require by rule or regulation.

The broker-dealer also must provide, prior to effecting any transaction in a penny stock, the customer with (a) bid and offer quotations for the penny stock; (b) the compensation of the broker-dealer and its salesperson in the transaction; (c) the number of shares to which such bid and ask prices apply, or other comparable information relating to the depth and liquidity of the market for such stock; and (d) a monthly account statement showing the market value of each penny stock held in the customer's account.

In addition, the penny stock rules require that prior to a transaction in a penny stock not otherwise exempt from those rules, the broker-dealer must make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser's written acknowledgment of the receipt of a risk disclosure statement, a written agreement as to transactions involving penny stocks, and a signed and dated copy of a written suitability statement.

These disclosure requirements may have the effect of reducing the trading activity for our common stock. Therefore, stockholders may have difficulty selling our securities.

Holders of Our Common Stock

As of December 31, 2006, we had approximately seventy-seven (77) holders of record of our common stock and several other stockholders hold shares in street name.

Dividends

We have never declared or paid any cash dividends on our common stock. We currently intend to retain future earnings, if any, to finance the expansion of our business. As a result, we do not anticipate paying any cash dividends in the foreseeable future. In the event that a dividend is declared, common stockholders on the record date are entitled to share ratably in any dividends that may be declared from time to time on the common stock by our board of directors from funds legally available.

There are no restrictions in our articles of incorporation or bylaws that restrict us from declaring dividends. The DGCL provides that a corporation may pay dividends out of surplus, out the corporation's net profits for the preceding fiscal year, or both provided that there remains in the stated capital account an amount equal to the par value represented by all shares of the corporation's stock raving a distribution preference.

Recent Sales of Unregistered Securities

The information set forth below relates to our issuances of securities without registration under the Securities Act of 1933 during the reporting period which were not previously included in a Quarterly Report on Form 10-QSB or Current Report on Form 8-K.

On March 21, 2007, we completed a private equity offering of 9,020,000 shares of our common stock, par value $0.00001, at $1.00 per share. The gross proceeds we received from this offering were $ 9,020,000.  In connection with this private equity offering, we will be paying a commission of $541,200 and will be issuing warrants to purchase 541,200 shares of our common stock with each warrant exercisable for a period of thirty-six (36) months from the closing of the offering at an exercise price of $1.00 per share.

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

On December 14, 2006, we issued 4,000,000 shares of our common stock to Investcol Limited as the consideration for the exercise of our option to acquire an additional fifteen percent (15%) of the issued and outstanding stock of RNC, resulting in our owning 90% of RNC. These shares were issued pursuant to Section 4(2) of the Securities Act. We did not engage in any general solicitation or advertising. The stock certificate was issued with the appropriate legends affixed to the restricted stock.

On November 27, 2006, we granted to two consultants, in connection with services to be rendered, options to purchase 450,000 shares of our common stock at the exercise price of $1.15 per share with the options vesting completely over two years and exercisable for a period of ten years from the date of issuance. These shares and options were issued pursuant to Section 4(2) of the Securities Act of 1933, as amended. We did not engage in any general solicitation or advertising.

We received proceeds of $1,735,500 in connection with the exercise of warrants previously issued in a private equity offering that was completed on October 14, 2005. On October 25, 2006, we issued a total of 3,471,000 shares of common stock in connection with the exercise of these warrants. These shares were issued pursuant to Section 4(2) of the Securities Act. We did not engage in any general solicitation or advertising. The stock certificate was issued with the appropriate legends affixed to the restricted stock.

Securities Authorized for Issuance Under Equity Compensation Plans

In January 2006, we adopted the Colombia Goldfield Ltd. 2006 Stock Incentive Plan, which provides for the grant of incentive stock options, non-qualified stock options, stock appreciation rights, restricted stock, performance shares and performance units, and stock awards our officers, directors or employees of, as well as advisers and consultants. This plan was confirmed by the stockholders of our Company on July 31, 2006 at the annual shareholders meeting.

Under the 2006 Colombia Goldfield Ltd. Stock Incentive Plan, we initially reserved 3,500,000 shares of common stock for the granting of options and rights. In June 2006, our Board of Directors approved an amendment to the Colombia Goldfields Ltd. 2006 Stock Incentive Plan for the purpose of increasing the total number of shares of common stock that may be issued pursuant to Awards granted under the 2006 Plan to five million (5,000,000) shares. Such options and rights are to be granted at or above the fair market value of our common stock on the date of grant. All stock options and rights are to vest over a period as determined by the board of directors and expire not more than ten years from the date of granted.

The following table provides information about our compensation plans under which shares of common stock may be issued upon the exercise of options as of December 31, 2006.

Equity Compensation Plans as of December 31, 2006
	A	B	C
Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and right	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (A))
Equity compensation plans approved by security holders	2,787,500	$1.16	2,212,500
Equity compensation plans not approved by security holders	-	-	-
Total	2,787,500	$1.16	2,212,500

Subsequent to December 31, 2006, we issued 1,640,000 options as equity compensation for services rendered and 112,500 options expired.

Item 6. Plan of Operation

Introduction

This MD&A, which has been prepared as of March 21, 2007, is intended to supplement and complement our audited consolidated financial statements and notes thereto for the year ended December 31, 2006 prepared in accordance with United States generally accepted accounting principles, or US GAAP (collectively, our “Financial Statements”). You are encouraged to review our Financial Statements in conjunction with your review of this MD&A. Additional information relating to our Company, is available at www.sec.gov.com. All dollar amounts in our MD&A are in US dollars, unless otherwise specified.

Forward-Looking Statements

Historical results and trends should not be taken as indicative of future operations. Management’s statements contained in this report that are not historical facts are forward-looking statements. Forward-looking statements, which are based on certain assumptions and describe our future plans, strategies and expectations, are generally identifiable by use of the words “believe, expect, intend,” “estimate,” “project,” “prospects,” or similar expressions.

Our ability to predict results or the actual effect of future plans or strategies is inherently uncertain. Factors which could have a material adverse affect on our operations and future prospects on a consolidated basis include, but are not limited to: changes in economic conditions, legislative/regulatory changes, availability of capital, interest rates and commodity prices, competition, and changes in generally accepted accounting principles. These risks and uncertainties should be considered in evaluating forward-looking statements and undue reliance should not be placed on such statements.

Fiscal 2006 Overview

During fiscal 2006 considerable progress was made towards our objective of defining and consolidating our ownership of a bulk-mineable ore body in the Marmato region of Colombia. Our objective is to consolidate a new gold district around the Marmato Mountain in Colombia by:

▪	Acquiring the rights to an historic prospective gold project in Marmato (the “Marmato Mountain Development Project”);
▪	Acquiring certain surrounding properties in the Caramanta region (the “Caramanta Exploration Project”); and
▪	Planning for and executing the acquisition of additional ancillary properties.

Our focus in fiscal 2006 was to continue to advance the Marmato Mountain Development Project towards production through:

▪	The acquisition of Colombian mineral concessions and mineral rights;
▪	Commencing the resettlement of the Town of Marmato;

▪	Planning for the commencement of test drilling; and
▪	The preparation of a feasibility study and preliminary resource estimates.

In fiscal 2006 we advanced our business plan by:

▪
Increasing our ownership interest in RNC (Colombia) Ltd. to 90% and acquiring ancillary properties in order to consolidate the Marmato Project in exchange for share and cash consideration totaling $17.8 million;

▪	Acquiring the mineral and exploration rights to 90 of 121 mineral properties from existing Colombian titleholders in exchange for cash consideration of approximately $10.6 million; and
▪	Raising in excess of $10.8 million to fund our acquisition and exploration activities.

Our Business

We were incorporated under the laws of the State of Nevada, U.S.A., on March 25, 2003 and changed our name from Secure Automated Enterprises, Inc. to Colombia Goldfields Ltd. on May 13, 2005. At that time we changed our operational focus from providing electronic filings services for public access document submissions to the U.S. Securities Exchange Commission, to the acquisition of, exploration for, and development of mineral properties. On July 31, 2006, our jurisdiction of incorporation was changed to the state of Delaware.

We are currently in the exploration stage and our current focus is on the acquisition and development of mineral interests in mining properties located in the Marmato Mountain Gold District located in Colombia. The disclosure that follows is a discussion of each of the properties that we have an interest in and our results of operations for the fiscal years ended December 31, 2006 and December 31, 2005.

Principal factors affecting our results of operations

Our consolidated financial statements are prepared in accordance with U.S. generally accepted accounting principles, and we maintain our accounts in U.S. Dollars.

We believe that the key determinants of our operating and financial results are the following:

(a)	The state of capital markets, which affects our ability to finance exploration activities;

(b)	The valuation of mineral properties as exploration results provide further information relating to the underlying reserves of such properties; and

(c)	Prices for metals, particularly, gold.

There is no assurance that commercially exploitable reserves of gold exist on any of our property interests. In the event that commercially exploitable reserves of gold exist on any of our property interests, there is no guarantee that we will make a profit. If we cannot acquire or locate gold deposits, or if it is not economical to recover the gold deposits, our business and operations will be materially adversely affected.

Revenues

We have not yet completed our economic feasibility studies to establish the existence of proven or probable reserves for these properties and, as a result, to date we have not recognized any revenues from mining activities for the period since incorporation to December 31, 2006.

Expenses

Our primary expenses consist of mineral property rights exploration expenditures and general and administrative expenses.

Critical accounting policies

The following are the accounting policies that we consider to be Critical Accounting Policies. Critical Accounting Policies are those that are both important to the portrayal our financial condition and results and those that require the most difficult, subjective, or complex judgments, often as result of the need to make estimates about the effect of matters that are subject to a degree of uncertainty.

Going Concern

We incurred a net loss of $7,829,647 for the period from inception on March 23, 2003 to December 31, 2006 and are not presently generating any revenue. Our future is dependent upon our ability to obtain financing and future acquisition, exploration and development of profitable operations form our mineral properties. We plan to seek additional financing in private and/or public equity offerings to secure funding for our operations. There can be no assurance that such additional financing will be available to us on acceptable terms or at all. These factors, among others, raise substantial doubt about our ability to continue as a going concern. Our financial statements do not include any adjustment to reflect the possible future effect on the recoverability and classification of the assets or the amounts and classification of liabilities that may should we cease to continue as a going concern.

Basis of Presentation

Entities that are controlled by us, either directly or indirectly, are consolidated. Control is established by our ability to determine strategic, operating, investing and financing policies without the co-operation of others. We analyze our level of ownership, voting rights and representation on the board of directors in determining if control exists by any one, or a combination of these factors.

Our consolidated financial statements include the accounts of (i) Colombia Goldfields Ltd., a Delaware corporation (ii) Our 90% interest in RNC (Colombia) Limited, a Belize corporation and its 94.99% owned subsidiary - Compania Minera De Caldas, S.A., a Colombia corporation, iii) Our 94.99% interest in Gavilan Minerales, S.A. (“Gavilan”) a Colombia Corporation. All significant inter-company transactions and balances are eliminated upon consolidation.

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

Costs of acquiring mining properties are capitalized upon acquisition. Mine development costs incurred either to develop new ore deposits, expand the capacity of mines, or to develop mine areas substantially in advance of current production are also capitalized. Costs incurred to maintain current production or to maintain assets on a standby basis are charged to operations once proven and probable reserves exist and the property is a commercially mineable property. Costs of abandoned projects are charged to operations upon abandonment. We evaluate, whenever events or changes in circumstances indicate that their carrying amounts may not be recoverable, the carrying value of capitalized mining costs and related property, plant and equipment costs, to determine if these costs are in excess of their net recoverable amount whenever events or changes in circumstances indicate that their carrying amounts may not be recoverable. The periodic evaluation of carrying value of capitalized costs and any related property, plant and equipment costs is based upon expected future cash flows and/or estimated salvage value in accordance with Statement of Financial Accounting Standards (SFAS) No. 144, Accounting for Impairment or Disposal of Long-Lived Assets.

Asset Retirement Obligations

We apply SFAS No. 143, Accounting for Asset Retirement Obligations that requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred. SFAS No. 143 requires us to record a liability for the present value of the estimated site restoration costs with a corresponding increase to the carrying amount of the related long-lived assets. The liability will be accreted until it has been fully incurred, and the asset will be amortized over the life of the related assets. Adjustments for changes resulting from the passage of time and changes to either the timing or amount of the original present value estimate underlying the obligation will be made. As at December 31, 2006 and December 31, 2005, we do not have any asset retirement obligations.

Stock-Based Compensation

On January 1, 2006, we applied SFAS No. 123(R), Share-Based Payment, to account for stock options and similar equity instruments issued. Accordingly, compensation expense attributable to stock options or similar equity instruments granted are measured at the fair value at the grant date, and recognized over the expected vesting period. For all stock option awards granted on or after January 1, 2006, we recognized compensation using the fair value method of accounting for stock-based compensation. The fair value of stock options is estimated at the grant date using the Black-Scholes option pricing model and the resultant compensation expenses are classified in our consolidated statement of operations based on the classification of the underlying option plan participants’ related compensation expenses. In the event stock options are forfeited, any previously recognized compensation expense related to unvested and expiring awards is recognized in earnings during the period of forfeiture. The majority of our stock based compensation relates to either i) mineral exploration activities associated with our exploration personnel or ii) general and administrative expenses associated with our administrative employees, directors, and consultants.

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

Selected Financial Information

The following table sets forth selected financial information for the years ended December 31, 2006, and 2005. This summary of selected financial information is derived from, and should be read in conjunction with, and is qualified in its entirety by reference to, our audited financial statements and related note disclosures.

	Year Ended December 31, 2006	Year ended December 31, 2005	Cumulative from Inception (March 25, 2003 through December 31, 2006
Statement of Loss and Deficit
Total Expenses	7,325,668	1,492,233	8,886,458
Net loss	(6,278,684)	(1,491,470)	(7,829,647)
Loss per Share- basic and diluted	(0.15)	(0.06)	N/A
Balance Sheet Data
Total Assets	45,007,379	1,765,341	45,007,379
Total Long-Term Debt	-	-	-
Total Liabilities	15,797,195	83,004	15,797,195
Total Shareholders’ Equity (Deficiency)	29,210,184	1,682,337	29,210,184

Management’s Discussion and Analysis

The following discussion and analysis should be read in conjunction with the audited financial statements of the Corporation for the fiscal years ended December 31, 2006, and December 31, 2005 and accompanying notes thereto.

The Caramanta and Marmato Projects

We are actively advancing two separate projects known as the Marmato Mountain Development Project and the Caramanta Exploration Project, both of which are located in Colombia’s Marmato Mountain Gold District. These projects are separated by approximately seven kilometers and our focus is on securing the region between Caramanta and Marmato and any other outlying targets that may contain similar mineralization or have the potential for mining. We have advanced our ownership interests in these projects as follows:

(A) Caramanta Project

(i) Caramanta Project - concessions 6602, 1343 and 6329

On September 22, 2005, we entered into an Assignment Agreement with Investcol Limited (“Investcol”) where Investcol assigned, transferred, and conveyed to us all of its rights under a contract for Purchase Option of Mining Concessions (“Original Option Contract”) entered into with Cia Servicios Y Logisticos Ltda. As the result of the Assignment Agreement, we acquired an option to purchase certain mining, mineral and exploration rights on property known as Concessions 6602, 1343 and 6329 located in Caramanta Municipality, Antioquia Department, Medellin, Colombia for $10,000, on condition that $2,990,000 be invested in exploratory work on the property over a three year period. As consideration for these rights, we issued 1,000,000 restricted shares of common stock to Investcol at a deemed fair market value of $ 0.25 per share for total consideration of $ 250,000.

Pursuant to the Assignment Agreement, we also committed to fund the $2,990,000 exploratory work as follows:

(a)	$500,000 upon the closing of the Assignment Agreement;
(b)	$750,000 during the 12 month period commencing June 25, 2006; and on the earlier of June, 2006 or commencement of the second exploration phase, one million restricted shares of our common shares;
(c)	$1,740,000 during the 12-month period commencing June 25, 2007.

In addition, we agreed to pay Investcol $7,500 per month as an office fee through July 31, 2006. On September 25, 2006 the Assignment Agreement was superseded in connection with our agreement to buy the Mining Concessions outright as described in (iii) below.

(ii) Caramanta Project - concessions 6993,7039,6821 and 6770 and HET 31, 32, 26, 27 and, HETG 01

On February 16, 2006 we entered into a Letter of Intent “LOI” with Investcol to acquire Investcol’s rights in a Contract for Purchase entered into with Cia Servicios y Logisticos Ltda. (“Cia Servicios”) The LOI outlined a proposed transaction where we intended to acquire Investcol’s rights in certain mining contracts to exclusively engage in mining activities on concessions 6993, 7039, 6821 and 6770 (the “Contracts”) and options that Investcol holds to acquire the exclusive rights to engage in mining activities on concessions HET 31, 32, 26, 27 and HETG 01 (the “Options”) all located within an area in Colombia referred to as the Caramanta location.

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

On September 25, 2006 the Assignment Agreement was superseded in connection with our agreement to acquire the Mining Concessions outright as described below.

(iii) Acquisition of 100% of the Caramanta Exploration Properties

On September 25, 2006, we, through the acquisition of the outstanding shares of Gavilan Minerales, S.A., (“Gavilan”), acquired full legal title to the Caramanta project concessions described in items 3(i) and 3(ii) above. Consideration paid for the acquisition included $300,000 cash and the issuance of 1,150,000 restricted common shares at a fair value of $1.41 per share. In addition, a $50,000 finders fee was paid to Investcol. The total acquisition cost of $1,971,500 was allocated to the net assets acquired as follows:

Mineral and exploration properties and rights	$1,780,841
Property, plant and equipment	190,659
$1,971,500

The purchase of mineral and exploration properties and rights was recorded as part of mineral property rights acquisition and exploration expenditures in fiscal 2006. As a result of our acquisition of Gavilan, we no longer have any minimum exploratory work obligations related to the Caramanta concessions.

(B) Marmato Project

On January 12, 2006, we entered into a Stock Purchase Agreement with Investcol and RNC (Colombia) Limited (the "Agreement"), whereby we would (i) acquire twenty-five percent (25%) of the issued and outstanding stock of RNC (Colombia) Limited, a Belize corporation ("RNC") and (ii) hold an option to acquire the remaining seventy five percent (75%) of RNC's issued and outstanding stock over a period of time. RNC is the beneficial holder of 94.99% of the issued and outstanding stock of Compania Minera De Caldas, S.A. ("Caldas"), a Colombia corporation that (i) owns certain mining, mineral and exploration rights, (ii) has options to acquire mining, mineral and exploration rights and (iii) has exclusive rights to evaluate certain property, all located in the Zona Alta portion of the Marmato project in Colombia.

Pursuant to the Stock Purchase Agreement, we had the option to:

(a)
Acquire 25% of the total outstanding shares of RNC by the issuance of 1,000,000 of our common shares to Investcol and the advance to RNC of a $1,200,000 non-interest bearing loan. We completed the acquisition of 25% of RNC by the issuance of 1,000,000 shares of our restricted common stock to Investcol and the advancement of $1,200,000 by way of a non-interest bearing loan to RNC in the second quarter of fiscal 2006;

(b)
Acquire an additional 25% of RNC by issuance of 2,000,000 of our common shares to Investcol and the advance of an additional $4,000,000 non-interest bearing loan to RNC. We completed the acquisition of the second 25% of RNC by the issuance to Investcol of 2,000,000 shares of our restricted common stock and the advancement of $4,000,000 by way of a non-interest bearing demand loan to RNC in the second quarter of fiscal 2006;

(c)
Acquire an additional 25% of RNC by the issuance of 4,000,000 of our common shares to Investcol and the advance of an additional $15,000,000 non-interest bearing loan to RNC on or before October 30, 2006. On August 22, 2006 we amended the January 12, 2006 Stock Purchase Agreement with Investcol and RNC (Colombia) Limited and concurrently exercised our option to increase interest in RNC from 50% to 75% in the third quarter of fiscal 2006. Under the terms of the amended agreement, we issued 4,200,000 common shares and paid $200,000 to Investcol. In connection with this transaction we committed to provide an additional $5,000,000 by way of non-interest bearing demand loan to RNC by December 31, 2006 and provide sufficient funds to RNC, upon terms satisfactory to the Company, to complete a full bankable feasibility study of the Marmato Project; and

(d)
Acquire the final 25% of RNC for a price equal to the 25% of the value of Caldas determined by a bankable feasibility study prepared by a certified mineral property evaluator, or other acceptable third party. We can make payment of the purchase price in either cash or our common shares. The terms of the agreement were amended on August 22, 2006. Under the terms of the amended agreement, we held an option to acquire the remaining 25% of RNC on or before May 1, 2009 for a purchase price equal to 25% of the fair value of Caldes, as determined by a forthcoming feasibility study. The purchase price, pursuant to the amended agreement, was limited to a maximum of $15,000,000 plus 4,000,000 of our common shares. Payment of the purchase price could be satisfied in either cash or our common shares, or any combination thereof.

On December 14, 2006, the parties executed a Second Amendment to the Stock Purchase Agreement (the “Second Amendment”) in order to revise the consideration required to exercise our option to acquire the remaining 25% of the issued and outstanding stock of RNC. Subject to the revised terms set forth in the Second Amendment, we had the option to acquire an additional 15% interest in RNC, in exchange for the issuance of 4,000,000 common shares to Investcol. In connection with the execution of the Second Amendment, we exercised our option, resulting in us acquiring an additional 15% of RNC in exchange for us issuing 4,000,000 common shares valued at $5,120,000 in the fourth quarter of fiscal 2006, bringing our total ownership to 90%. The revised terms set forth in the Second Amendment provide us with the option to acquire the remaining 10% of RNC until May 1, 2009 in exchange for a purchase price of $15,000,000. The purchase price can be made in either cash, shares of our common stock, or any combination thereof.

(C ) The Kedahda Properties

On August 30, 2006 we purchased, through certain mining exploration properties in the Republic of Colombia and the related geochemical and other proprietary geological data from a wholly owned subsidiary of Anglo Gold Ashanti, Sociedad Kedahda, S.A., for $500,000 cash consideration.

Results of operations - fiscal year 2006 compared with fiscal year 2005.

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

In the first quarter of fiscal 2005, we discontinued our electronic filing services operations and, as a result, historical income and expenses relating to those discontinued oppositions have been classified as discontinued operations for all comparative periods presented.

For the year ended December 31, 2006, we incurred a net loss of $6,278,684 (2005-$1,491,470). We generated interest income of $118,034 (2005-$NIL). The primary contributors to our net loss were mineral property rights acquisition and exploration expenses of $3,298,438 (of which $213,595 relates to non-cash stock-based compensation charges) and general and administrative expenses of $3,962,960 (of which $1,779,562 relates to non-cash stock based compensation charges).

Our exploration activities typically involve the following activities and expenditures:

i)
The acquisition of mineral concessions: to December 31, 2006 this has consisted primarily of payments for the assignment contracts and subsequent full legal titles associated with the Caramanta project, the acquisition of the Marmato project via our purchases of RNC (Colombia), and the purchase of the Kedahda properties. The concessions we acquire typically exclusively grant to the concessionaire the faculty to carry out within the given area, the studies, works and installations necessary in order to establish the existence of the minerals, and to exploit them according to the principles, rules and criteria belonging to the accepted techniques of geology and mining engineering. In fiscal 2006, we expended a total of $22,200,841 acquiring mineral concessions.

ii)
The acquisition of mineral and exploration rights from existing Colombian titleholders. This typically involves staged payments to affected landholders and related stakeholders. The procedure for payment is normally a payment of 25% of the total negotiated purchase price on signing, 25% of the total negotiated purchase price when all documentation has been submitted to the local mining department, and the final 50% payments when the mining claim has been registered in our name. Satisfactory resolution of local landowner or relative concerns is essential to the eventual development and operation of modern gold mines on the Marmato project. As at December 31, 2006, we reached agreements with the titleholders to secure 90 of 121 titles deemed desirable in our business plan. In fiscal 2006, we expended a total of $10,639,071 acquiring mineral and exploration rights; and

iii)
The evaluation of acquired mineral properties and related activities. This typically involves the payment of salaries, wages, and other exploration costs in the host country directly attributable to field activities furthering our mineral concessions and rights. In fiscal 2006, we expended a total of $3,084,843 on the exploration of acquired mineral properties.

As a result of our fiscal 2006 efforts to explore and evaluate the Marmato Region, our mineral property exploration expenses increased significantly, from $1,179,298 for the year ended December 31, 2005 to $3,298,438 for the year ended December 31, 2006.

General and administrative expenses also increased during fiscal 2006, from $309,100 in fiscal 2005 to $3,962,960 in fiscal 2006 (of which $1,779,562 relates to non-cash stock based compensation charges), reflecting our transition from a start-up enterprise to a Company with an active exploration program and infrastructure sufficient to support field activities. The primary component of general and administrative expenses in fiscal 2006 was allocated stock based compensation, which totaled $1,779,562. The remainder, $2,183,398 consisted primarily of consulting fees paid to directors, officers, and shareholders of $885,130, and balance relating to accounting, legal, investor relations, and travel expenses associated with the ramp up of our exploration activities.

The increase in our other operating expenses in fiscal 2006, primarily amortization expenses, related to the amortization of office equipment, computers, and vehicles. For the year ended December 31, 2006, we incurred a net loss of $6,278,684 (2005- $1,491,470). The primary contributors to our net loss were mineral property exploration expenses of $3,298,438, general and administrative expenses of $3,962,960 (of which $1,779,562 relates to non-cash stock based compensation charges) and a future income tax recovery of $928,950 related to deductable temporary differences associated with our Colombian subsidiaries.

During fiscal 2006, we used cash of $4,800,669 in operations (2005-$1,339,165). The majority of our operating cash requirements consisted of costs incurred to establish our Colombian operations, primarily consulting fees, travel expenses, and audit and legal fees. During fiscal 2006, we issued a total of 13,350,000 common shares as consideration for i) the acquisition of the 90% of RNC and ii) the acquisition of Gavilan. We received no cash from these issuances, but did receive net proceeds of $10,821,874 in connection with the separate issuance of 13,097,749 common shares. In fiscal 2006, we expended $465,058 on the purchase of capital assets and $6,238,874 acquiring mineral exploration rights, resulting in a net cash usage of $682,727 for the year ended December 31, 2006.

As at December 31, 2006, we held cash and cash equivalents of $882,913. Our working capital deficiency of $4,978,411 consisted of i) Cash and cash equivalents of $882,913; ii) Prepaid expenses and deposits of $176,347, consisting primarily of advances for mineral and exploration rights and prepaid Marmato exploration expenditures; and iii) Accounts payable and accrued liabilities of $6,037,671, consisting primarily of amounts owing to Marmato titleholders under our mineral and exploration rights purchase agreements. These amounts relate primarily to staged payments owing under our agreements to acquire exploration rights from existing Colombian titleholders as described earlier in this MD&A.

Results of operations - fiscal year 2005 compared with fiscal year 2004

For the fiscal year ended December 31, 2005, we incurred a net loss of $1,491,470, compared to $23,094 in the fiscal year ended December 31, 2004.

Our general and administrative expenses in fiscal 2005 were $309,100 (2004-$28,258). The primary components of general and administrative expenses were legal and consulting fees in connection with our mineral exploration business.

Mineral property acquisition and exploration expenditures of $1,179,298 (2004-$NIL) were incurred during fiscal 2005. We expended $260,000 towards mineral concessions and $919,298 on exploration activities. Further information with respect to these expenditures is provided in Note 3 to our consolidated financial statements.
Changes in our other operating expenses, primarily amortization, were not significant.

During fiscal 2005, we used $1,339,165 in cash for operations (2004-generated $1,194 from operations). The majority of the fiscal 2005 operating cash requirements consisted of mineral property acquisition and administrative expenditures as described above.

We raised $2,822,900 during fiscal 2005 through the issuance of common stock and share purchase warrants as described in Note 5 to our consolidated financial statements and expended $22,780 on the purchase of capital assets and website development costs (2004-$NIL), resulting in net increase in cash of $1,460,955 (2004-$101,194).

At December 31, 2005, we held cash and cash equivalents of $1,565,640 and our working capital was $1,663,392.

Quarterly Results

	2006				2005
	Q4	Q3	Q2	Q1	Q4	Q3	Q2	Q1
Net Loss	$(1,398,195)	$(1,945,622)	$(1,601,628)	$(1,333,239)	$(1,027,485)	$(339,225)	$(87,336)	$(37,424)
Net loss per share
- basic and diluted	$ (0.03)	$ (0.04)	$ (0.04)	$ (0.04)	$ (0.04)	$ (0.01)	$ (0.00)	$ (0.00)

In the fourth quarter of fiscal 2006 we generated a net loss of $1,398,195 and used $2,963,232 cash in our operations. $1,735,500 cash was generated from the issuance of common shares pursuant to the exercise of 3,471,000 warrants, and $1,114,751 cash was used in the purchase of mineral rights and property and equipment. As discussed elsewhere in the MD&A, the increase in quarterly net loss over the last eight quarters is consistent with the discontinuance of our secure automated filing operations in fiscal 2005 and the ramp up of mineral exploration activities in fiscal 2006.

Liquidity and Capital Resources

Our cash and working capital positions as at the dates indicated were as follows:

	December 31, 2006	December 31, 2005
Cash and cash equivalents	$ 882,913	$ 1,565,640
Working capital	$ (4,978,411)	$ 1,663,392

We have historically relied on equity capital to fund our operations and mineral property acquisition and exploration activities. For the cumulative period March 25, 2003 to December 31, 2006, we raised in excess of $13.7 million from the issuance of common shares and share purchase warrants and used in excess of $12.8 million to fund operations and exploration activities, leaving $882,913 in cash reserves at December 31, 2006.

In order to continue to advance our operations while we source additional equity financing, on February 27, 2007 we entered into a $3,700,000 promissory note with our President, a shareholder, and a company controlled by these individuals. The loan, secured by our investment in RNC (Colombia) Ltd. was due and payable upon closing of a planned equity financing but in no case later than April 15, 2007.

Upon repayment an $185,000 fee is payable to the note holders. The note bears interest at 10% per annum, with monthly interest payments commencing February 28, 2007.

On March 21, 2007, we completed a private equity offering of 9,020,000 common shares at $1.00 per share. The gross proceeds received from the offering were $ 9,020,000. In connection with this private equity offering, we are obligated to pay as a commission $541,200 and issue agents warrants to purchase 541,200 shares of our common stock with each warrant exercisable for a period of 36 months from the closing of the offering at an exercise price of $1.00 per share.

Based upon our current financial condition, we anticipate that the current cash on hand is insufficient to operate our business through the end of the current fiscal year. We intend to fund operations through additional debt and/or equity financing arrangements, (which may be insufficient to fund expenditures) or other cash requirements. We plan to seek additional financing in a public equity offering to secure funding for operations. There can be no assurance that we will be successful in raising additional funding. If we are not able to secure additional funding, the implementation of our business plan will be impaired and we may lose our option to purchase certain mining and mineral rights. There can be no assurance that such additional financing will be available to us on acceptable terms or at all.

In order to finance continuing operations and make payments related to the acquisition of identified properties and the exercise of our rights to the remaining options we hold, additional funding will be required from external sources. Management estimates that a minimum of $25 million will be required over the next twelve months to adequately fund our business plan.

Off-balance sheet arrangements

We do not enter into off-balance sheet arrangements and have no off-balance sheet obligations at December 31, 2006.

Contractual obligations

We have a two year consulting contract with Mr. Martin, our President and Chief Executive Officer. Under the contract, Mr. Martin is entitled to receive a monthly compensation of $10,000, and is eligible to participate in our share compensation arrangements. In addition, Mr. Martin is entitled to reimbursement of all reasonable out-of-pocket expenses incurred in the performance of his duties. If, Mr. Martin’s contract is terminated without cause, he is entitled receive a lump sum equal to 12 months monthly compensation. Under the contract, Mr. Martin has disclaimed any rights to all intellectual property created by him or jointly with others while with us. In addition, following termination of the contract, Mr. Martin will be subject to a one year non-competition covenant.

We have a two year consulting contract with Dr. Redwood our VP of Exploration. Under the contract, Mr. Redwood is entitled to receive compensation at the rate of $750 per day and is eligible to participate in our share compensation arrangements. In addition, he is entitled to reimbursement of all reasonable out-of-pocket expenses incurred in the performance of his duties. We have committed to granting Dr. Redwood 500,000 restricted shares in fiscal 2007.

Should Dr. Redwood’s contract with us be terminated with cause or by his resignation before the period of two years has elapsed, he is required to return pro rata portion of the shares based on the time remaining on the contract.

We have a two year consulting contract with Mr. Ian Park, the President of Caldas. Under the contract Mr. Park is entitled to receive monthly compensation of USD $12,500 and may be entitled to a bonus (subject to board approval) and is eligible to participate in our share compensation arrangements. In addition, Mr. Park is entitled to reimbursement of all reasonable out-of-pocket expenses incurred in the performance of his duties. Mr. Park can terminate his contract with us at any time upon 30 days written notice and upon receipt of such notice; we have the right to accelerate the termination date. Under the contract, Mr. Park has disclaimed any rights to all intellectual property created by him or jointly with others while with us. In addition, following the termination of the contract, Mr. Park will be subject to a one year non-competition covenant.

We have entered into a two year renewable contract with Mr. Thomas Lough. Mr. Lough is the President and a director of Investcol Limited. We purchased our 90% interest and have an option to acquire to remaining 10% interest in RNC (Colombia) Limited from Investcol Limited. In exchange for management services provided by Mr. Lough in connection with our Colombian operations, the contract provides for compensation of $800 per day. Mr. Lough is also eligible to participate in our share compensation arrangements. In addition he is entitled to reimbursement of all reasonable out-of-pocket expenses incurred in the performance of his duties.

Related Party Transactions

Certain transactions described under The Caramanta and Marmato Projects elsewhere in this MD&A are considered related party transactions. During certain periods we also paid management and consulting fees to directors, senior officers and shareholders and for certain of these periods, we paid office rental fees to a company related to a former director. Further information on these transactions is provided in our accompanying consolidated financial statements under Note 6 - “Related Party Transactions”.

Risks and Uncertainties

Going Concern

The Company has incurred a net loss for the period from inception on March 25, 2003 to December 31, 2006 and has no source of operating revenue. The Company’s future is dependent upon its ability to obtain financing and the future exploration and development of profitable operations from its mineral properties. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Although there are no assurances that management’s plans will be realized, management believes that the Company will be able to continue operations in the future. Management intends to continue relying upon the issuance of securities to finance the development of the business. As disclosed in Note 11 to our December 31, 2006 financial statements, subsequent to December 31, 2006 the Company raised $--9,020,000 by way of the issuance of additional share capital. There can be no assurance that the Company will continue to be successful in raising the funds necessary to maintain operations, or that a self-supporting level of operations will ever be achieved. If the Company is unable to secure additional funding, the implementation of its business plan will be impaired and the Company may lose its option to purchase certain mining and mineral rights. The financial statements do not include any adjustment to reflect the possible future effect on the recoverability and classification of the assets or the amounts and classification of liabilities that may result should the Company cease to continue as a going concern.

Ownership of Mineral Rights

Title on mineral properties and mining rights involves certain inherent risks due to the difficulties of determining the validity of certain claims as well as the potential for problems arising from the frequently ambiguous conveyance history characteristic of many mining properties. We cannot give any assurance that title to such properties will not be challenged or impugned and cannot be certain that we will have or acquire valid title to these mining properties.  For example, there is a risk that the Colombian government may in the future grant additional titles in excess of the Company's expectations to currently illegal miners.  Furthermore, although the Company believes that mechanisms exist to integrate the titles of mineral properties currently not owned by the Company, there is a risk that this process could be time consuming and costly.  The Company's plan to move the town of Marmato is subject to the risks inherent in any relocation project involving the movement of an established town and its residents to a new location.

Foreign Exchange Risk

A substantial portion of our operating expenses is denominated in U.S. dollars, with the remainder largely in either Colombian pesos or Canadian dollars. Fluctuations in currency exchange rates have a significant impact on our results from operation and corresponding financial stability. Historically, we have not entered into derivative contracts either to hedge existing risks or for speculative purposes and do not currently foresee doing so in the future. As a result, fluctuations in exchange rates could materially impact reported results in the future.

Environmental Risk

Environmental legislation and regulations affect our operations and development projects. Such legislation and regulations apply to us along with other companies in the mining and metals industry. These types of legislation and regulations require us to obtain operating licenses, permits and other approvals and impose standards and controls on activities relating to our mining exploration activities. Environmental assessments are required before undertaking significant changes to existing operations. In addition to current requirements, we expect that additional environmental regulations will likely be implemented to protect the environment and quality of life, given issues of sustainable development and other similar requirements. Although at December 31, 2006 we have no asset retirement or remediation obligations there can be no certainty this situation will continue.

Changes in environmental legislation could have a material adverse effect on our operations and business plan. The complexity and breadth of these issues make it extremely difficult to predict their future impact on us. Compliance with environmental legislation can require significant expenditures and failure to comply with environmental legislation may result in the imposition of fines and penalties, liability to clean up costs, damages, and the loss of important permits.

There can be no assurance that we will at all times be in compliance with all environmental regulations or that steps to bring us into compliance would not materially adversely affect our business, results of operations, financial condition or liquidity. We may also be subject to claims from persons alleging that they have suffered significant damages as a result of the environmental impact of our operations.

Governmental Regulations

The mining and metals industry is subject to regulation and intervention by governments in such matters as control over the development and abandonment of mine sites (including restrictions on production) and possible expropriation or cancellation of contract and mineral rights. Before proceeding with major projects, including significant changes to existing operations, we must obtain certain regulatory approvals. The regulatory approval process can involve stakeholder consultation, environmental impact assessments and public hearings, among other things. In addition, regulatory approvals may be subject to conditions, including the obligation to post security deposits and other financial commitments. Failure to obtain regulatory approvals, or failure to obtain them on a timely basis could result in delays and abandonment or restructuring of projects and increased costs, all of which could negatively affect our profitability and cash flows. In addition, such regulations may be changed from time to time in response to economic or political conditions, and the implementation of new regulations or the modification of existing regulations affecting the mining and metals industry could increase our costs and have a material adverse impact on business, results of operations, financial condition and liquidity.

There can be no assurance that we will be in compliance with all applicable laws or regulations at all times or that steps to bring us into compliance would not materially adversely impact our business, results of operations, liquidity or financial condition.

Recently Issued Accounting Standards, Not Yet Adopted

The FASB has issued FIN 48, which prescribes rules on the accounting for uncertainty in income tax positions. FIN 48 requires all material tax positions to undergo a new two-step recognition and measurement process. All material tax positions in all jurisdictions in all tax years in which the statute of limitations remains open upon the initial date of adoption are required to be assessed. In order to recognize a tax asset it must be more likely than not a tax position will be sustained upon examination based solely on its technical merits. If the recognition standard is not satisfied, then no tax benefit otherwise arising from the tax position can be recorded for financial statement purposes. If the recognition standard is satisfied, the amount of tax benefit recorded for financial statement purposes will be the largest amount of tax benefit with a greater than 50% likelihood of being realized upon ultimate settlement with a taxing authority. FIN 48 is effective for our fiscal 2007 year. We do not anticipate the adoption of FIN 48 will have a material impact on our financial position, results of the operations, or cash flows.

Share Data

At March 21, 2007, we have 65,056,849 common shares outstanding. In addition, we have outstanding:

i)	4,427,500 stock options, each of which is exercisable into one common share; and

ii)
6,890,706 common share purchase warrants, each of which is exercisable into one common share. In addition, in connection with our March 21, 2007 equity offering, we are obligated to issue an additional 541,200 warrants to purchase common shares.

As at March 21, 2007, we are also obligated to issue to certain consultants of the Company 650,000 shares for services rendered.

Fiscal 2006 Recap and Outlook

We have been purchasing mineral licenses in the Zona Alta portion of the Marmato project since 2005. Our objective is to purchase all of the mineral licenses and then consolidate them into a single license. As part of our acquisition program at the Marmato and Caramanta projects we have also initiated a review of the available geological data for the projects and are in the process of compiling all information into a comprehensive database. We have identified a number of immediate exploration targets at both the Marmato and Caramanta locations.

Our 2006 exploration program consisted of two parts. The first part consisted of evaluating the underground mineralization on the Marmato project by channel sampling all of the cross-cuts underground to which CGL had access. The second part of the program consisted of channel sampling within the various pits located at the El Salto prospect and chip sampling outcrops located along the creek beds within the Caramanta project. Our 2006 exploration program was successful in confirming the nature of the mineralization which previous operators encountered during their exploration programs at Marmato. We can now combine the historical exploration work conducted by the various operators with the results of our 2006 exploration program to determine further exploration targets in the immediate area.

As a result of the 2006 exploration program we are planning a more comprehensive exploration program on the Marmato and Caramanta projects in fiscal 2007. The next phase of the exploration program will consist of further chip and channel sampling, detailed geological mapping, as well as conducting diamond drilling on a number of the mineral showings, metallurgical testing, environmental studies, a scoping study and resource estimation in addition to further mineral property and infrastructure acquisitions.

With the Marmato and Caramanta projects, we have acquired a portion of a major historical gold producing district in Colombia. At the present time a number of small miners are still working the Zona Alta of the Marmato project and Mineros Nacionales is mining the Zona Baja at a rate of 300t/d. Very little exploration has been conducted in the past within the area of the Marmato and Caramanta projects to adequately determine the true extent of the remaining mineralization. Therefore, the potential economic viability of the project remains unknown, however we are optimistic that we will be successful in identifying a viable bulk tonnage, low grade gold and silver deposit with our Marmato and Caramanta projects. A number of other targets remain on the Marmato and Caramanta projects which intend to explore further at a later date.

Item 7. Financial Statements

Index to Financial Statements:

Audited Financial Statements:

F-1	Report of Independent Registered Public Accounting Firm
F-3	Balance Sheet as of December 31, 2006 and 2005
F-4	Statements of Operations - Years Ended December 31, 2006 and 2005
F-5	Statement of Stockholders’ Equity (Deficiency) for the Years Ended December 31, 2006 and 2005
F-7	Statements of Cash Flows for the Years Ended December 31, 2006 and 2005
F-8	Notes to Financial Statements

PRICEWATERHOUSECOOPERS	Pricewaterhouse Coopers LLP Chartered Accountants PO Box 82 Royal Trust Tower, Suite 3000 Toronto Dominion Centre Toronto, Ontario CanadaM5K 1G8 Telephone +1 416 863 1133 Facsimile +1 416 365 8215

Report of Independent Auditors

To the stockholders of Colombia Goldfields Limited:

We have audited the accompanying consolidated balance sheet of Colombia Goldfields Limited (the "Company") as of December 31, 2006, and the related consolidated statement of operations, of stockholders' equity (deficiency) and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit. The consolidated financial statements of the Company as of December 31, 2005 and for the year, and cumulative period since inception then ended, were audited by other auditors whose report dated April 10, 2006 expressed an unqualified opinion on those statements.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States of America). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the 2006 consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as at December 31, 2006, and the results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company has suffered recurring losses from operations, has no source of operating revenue, and is dependent on its ability to obtain financing and upon the future exploration and development of profitable operations from its mineral properties. These factors together raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Pricewaterhouse Coopers LLP

Chartered Accountants
Toronto, Canada
March 21, 2007

PricewaterhouseCoopers refers to the Canadian firm of PricewaterhouseCoopers LLP and the other member firms of PricewaterhouseCoopers International Limited, each of which is a separate and independent legal entity

Vellmer & Chang
Chartered Accountants *
505 - 815 Hornby Street
Vancouver, B.C, V6Z 2E6
Tel: 604-687-3776
Fax: 604-687-3778
E-mail: info@vellmerchang.com
* denotes a firm of incorporated professionals

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Colombia Goldfields Ltd.
(formerly Secure Automated Filing Enterprises Inc.)
(An Exploration stage company)

We have audited the balance sheet of Colombia Goldfields Ltd. (formerly Secure Automated Filing Enterprises Inc.) (“the Company”) as at December 31, 2005 and the related statements of operations, stockholders’ equity and cash flows for the year then ended and for the period cumulative from inception on March 25, 2003 to December 31, 2005. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, these financial statements present fairly, in all material respects, the financial position of the Company as at December 31, 2005 and the results of its operations and it’s cash flows for the year then ended and for the period cumulative from inception on March 25, 2003 to December 31, 2005 in conformity with generally accepted accounting principles in the United States of America.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company’s business is in the exploration stage and has no source of revenue. As at December 31, 2005, the Company has recurring loss and requires financing, either through issuing shares or debt, to fund its mineral exploration commitments. These factors together raise substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Vancouver, Canada	“VELLMER & CHANG”
April 10, 2006	Chartered Accountants

COLOMBIA GOLDFIELDS LTD.
(An Exploration Stage Company)
CONSOLIDATED BALANCE SHEETS

US Dollars	December 31, 2006	December 31, 2005
ASSETS

Current

Cash and cash equivalents	$882,913	$1,565,640
Prepaid expenses and deposits	176,347	22,554
Exploration expenditure advances (Note 6)	-	158,202
	1,059,260	1,746,396

Mineral and exploration properties and rights (Note 3)	43,528,386	-
Property and equipment, net of accumulated amortization (Note 4)	419,733	1,445
Website Development Cost, net of accumulated amortization (Note 4)	-	17,500
	$45,007,379	$1,765,341

LIABILITIES

Current

Accounts payable and accrued liabilities	$6,037,671	$83,004

Non Current
Deferred income tax liability (Notes 3 and 7)	9,759,524	-
	15,797,195	83,004

STOCKHOLDERS’ EQUITY (DEFICIENCY)

Common stock (Notes 5 & 11)	565	296
Authorized:
200,000,000 common shares, $0.00001 par value
Issued and Outstanding:
56,036,849 common shares (December 31, 2005, 29,589,100 common shares)

Additional paid-in capital (Note 5)	37,039,266	1,465,354

Share subscriptions (Note 5)	-	1,767,650
	37,039,831	3,233,300
Deficit accumulated during the exploration stage	(7,829,647)	(1,550,963)
	29,210,184	1,682,337

	$45,007,379	$1,765,341

See accompanying Notes to Consolidated Financial Statements

COLOMBIA GOLDFIELDS LTD.
(An Exploration Stage Company)
CONSOLIDATED STATEMENTS OF OPERATIONS

US Dollars	Year Ended December 31, 2006	Year Ended December 31, 2005	Cumulative from inception (March 25, 2003) through December 31, 2006

REVENUES	$-	$-	$-

OPERATING EXPENSES

Mineral property exploration expenses (Notes 3 and 5)	3,298,438	1,179,298	4,477,736
General and administrative (Note 5)	3,962,960	309,100	4,340,617
Amortization	64,270	3,835	68,105
Total operating expenses	7,325,668	1,492,233	8,886,458

Other income	(118,034)	-	(118,034)
Loss from continuing operations	(7,207,634)	(1,492,233)	(8,768,424)

Income from discontinued operations (Note 1)	-	763	9,827
Loss before future income taxes	(7,207,634)	(1,491,470)	(8,758,597)
Deferred income tax recovery (Note 7)	(928,950)	-	(928,950)
NET LOSS	$(6,278,684)	$(1,491,470)	$(7,829,647)
LOSS PER SHARE - BASIC DILUTED
Earnings (loss) from continuing operations	$(0.15)	$(0.06)
Earnings (loss) from discontinued operations	-	0.00
Net loss per share - basic & diluted	$(0.15)	$(0.06)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING
Basic and diluted	42,677,419	25,260,136

See accompanying Notes to Consolidated Financial Statements

COLOMBIA GOLDFIELDS LTD.
(An Exploration Stage Company)
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIENCY)

US Dollars	Common Shares	Stock Amount	Additional Paid-in Capital	Share Subscriptions Received	Deficit Accumulated During The Exploration Stage	Total Stockholders’ Equity (Deficiency)
Period Ended December 31, 2003 (see Note 1):

Issue of common stock for cash at $0.000125 per share on March 25, 2003	8	$-	$1	$-	$-	$1

Issue of common stock for cash at $0.000125 per share on May 5, 2003	16,000,000	160	1,840	-	-	2,000

Repurchase of common stock for cash at $0.000125 per share on October 31, 2003	(8,000,008)	(80)	(920)	-	-	(1,000)

Donated Capital	-	-	35,200	-	-	35,200

Net loss for the twelve months ended December 31, 2003	-	-	-	-	(36,399)	(36,399)

Balance, December 31, 2003	8,000,000	80	36,121	-	(36,399)	(198)

Year Ended December 31, 2004:

Issue of common stock for cash at $0.00625 per share on December 20, 2004	16,000,000	160	99,840	-	-	100,000

Donated Capital	-	-	19,200	-	-	19,200

Net loss for the twelve months ended December 31, 2004	-	-	-	-	(23,094)	(23,094)

Balance December 31, 2004	24,000,000	240	155,161	-	(59,493)	95,908

Year Ended December 31, 2005:
Issue of common stock for mineral concession at $0.25 per share on September 22, 2005	1,000,000	10	249,990	-	-	250,000

Issue of 4,221,000 common stock for cash at $0.25 per share and 368,100 common stock for finder fee on October 14, 2005	4,589,100	46	1,055,204	-	-	1,055,250

Forgiveness of advances from a related party			4,999	-	-	4,999

Share Subscriptions Received	-	-	-	1,767,650	-	1,767,650

Net loss for the twelve months ended December 31, 2005	-	-	-	-	(1,491,470)	(1,491,470)

Balance, December 31, 2005	29,589,100	$296	$1,465,354	$1,767,650	$(1,550,963)	$1,682,337

See accompanying Notes to Consolidated Financial Statements

COLOMBIA GOLDFIELDS LTD.
(An Exploration Stage Company)
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIENCY)

US Dollars	Common Shares	Stock Amount	Additional Paid-in Capital	Share Subscriptions Received	Deficit Accumulated During The Exploration Stage	Total Stockholders’ Equity (Deficiency)

Balance, December 31, 2005	29,589,100	$296	$1,465,354	$1,767,650	$(1,550,963)	$1,682,337

Year Ended December 31, 2006:	3,126,083	31	1,688,054	(1,767,650)	-	(79,565)

Issue of common stock for cash at $0.60 per share on January 24, 2006, net of $187,565 finders fee

Issue of common stock for Mineral concessions at $1.90 per share on February 14, 2006	1,000,000	10	1,899,990	-	-	1,900,000

Issue of common stock For Mineral concession at $2.25 per share on April 10, 2006	1,000,000	10	2,249,990	-	-	2,250,000

Issue of common stock for cash at $1.50 per unit (common shares & warrants less finders fee of $585,060 on April 26, 2006	6,500,666	65	6,416,112	-	-	6,416,177

Issue of share purchase warrants with April 26, 2006 common stock issuance	-	-	2,749,762	-	-	2,749,762

Issue of common stock forMineral concessions of $2.74 per share on April 28, 2006	2,000,000	20	5,479,980	-	-	5,480,000

Issue of common stock for Mineral concessions at $1.10 per share on August 22, 2006	4,200,000	42	4,619,958	-	-	4,620,000

Issue of common stock for Mineral concessions at $1.41 per share on September 25, 2006	1,150,000	16	1,621,484	-	-	1,621,500

Issue of common shares per exercise of 3,471,000 warrants on October 14, 2006.	3,471,000	35	1,735,465	-	-	1,735,500

Issue of common stock for Mineral concessions at $1.28 per share on December 14, 2006.	4,000,000	40	5,119,960	-	-	5,120,000

Stock based compensation	-	-	1,993,157	-	-	1,993,157

Net loss for the twelve months ended December 31, 2006			-	-	(6,278,684)	(6,278,684)

Balance December 31, 2006	56,036,849	$565	$37,039,266	$-	$(7,829,647)	$29,210,184

See accompanying Notes to Consolidated Financial Statements

COLOMBIA GOLDFIELDS LTD.
(An Exploration Stage Company)
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31, 2006	Year Ended December 31, 2006	Cumulative Inception (March 25, 2003) through December 31, 2006
OPERATING ACTIVITIES:

Net loss	$(6,278,684)	$(1,491,470)	$(7,829,647)
Items not requiring cash outlay:
- Consulting fees	-	-	52,400
- Website design and software development	-	-	2,000
- Amortization	64,270	3,835	68,105
- Mineral property exploration	-	250,000	250,000
- Stock based compensation	1,993,157	-	1,993,157
- Deferred income taxes	(928,950)	-	(928,950)
Changes in non-cash working capital items
- Accounts receivable	-	910	-
- Prepaid expenses and deposits	(153,793)	(22,554)	(176,347)
- Exploration expenditure advances	158,202	(158,202)	-
- Accounts payable and accrued liabilities	345,129	79,317	428,133
- Due to/from related parties	-	(1,001)	4,999
Net cash provided by (used in) operating activities	(4,800,669)	(1,339,165)	(6,136,150)

FINANCING ACTIVITIES:
Issuance of securities, net of finder fees	10,821,874	1,055,250	11,978,125
Proceeds of share subscription	-	1,767,650	1,767,650
Net cash provided by financing activities	10,821,874	2,822,900	13,745,775

INVESTING ACTIVITIES:
Purchase of mineral exploration rights	(6,238,874)	-	(6,238,874)
Purchase of equipment	(465,058)	(1,780)	(466,838)
Website development costs	-	(21,000)	(21,000)
Net cash used in investing activities	(6,703,932)	(22,780)	(6,726,712)

INCREASE (DECREASE) IN CASH	$(682,727)	$1,460,955	$882,913

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	1,565,640	104,685	-
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$882,913	$1,565,640	$882,913

SUPPLEMENTAL CASH FLOW INFORMATION
Interest expense	$-	$-	$-
Taxes	$-	$-	$-

See accompanying Notes to Consolidated Financial Statements

COLOMBIA GOLDFIELDS LTD.
(An Exploration Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - GOING CONCERN AND NATURE OF OPERATIONS

The Company was incorporated under the laws of the State of Nevada, U.S.A., on March 25, 2003. The Company changed its name from Secure Automated Enterprises, Inc. to Colombia Goldfields Ltd. on May 13, 2005. The Company changed its operational focus from providing electronic filings services for public access document submissions to the U.S. Securities Exchange Commission, to acquisition of, exploration for, and development of mineral properties. The Company is currently in the exploration stage. On July 31, 2006 the Company’s jurisdiction of incorporation was changed to the state of Delaware.

In the first quarter of 2005, the Company discontinued its electronic filings services operations and historical income and expenses relating to these discontinued operations have been classified as discontinued operations in the Statements of Operations for all comparative periods presented.

As at December 31, 2006, the Company has incurred a cumulative net loss since inception on March 25, 2003 of $7,829,647 and has no source of operating revenue. The Company’s ability to meet its obligations and continue as a going concern is dependent on the ability to identify and complete future funding. While the Company has been successful in raising financing to date, there can be no assurance that it will be able to do so in the future.

These consolidated financial statements have been prepared using U.S generally accepted accounting principles applicable to a going concern which contemplates the realization of assets and settlement of liabilities in the normal course of business as they come due. In addition to the Company’s working capital requirements and its cumulative losses during the year ended December 31, 2006 and since inception, the Company must also secure sufficient funding to meet its spending and purchase option obligations with respect to its mineral properties in order to maintain its option to purchase certain mining and mineral rights. These circumstances lend substantial doubt as to the ability of the Company to meet its obligations as they come due and, accordingly, as to the appropriateness of the use of accounting principles applicable to a going concern. As disclosed in Note 11, subsequent to December 31, 2006 and in recognition of these circumstances, the Company raised funding of $---9,020,000 through a private placement of additional share capital in March 2007 and intends to continue relying upon the issuance of securities to finance exploration, meet contractual obligations and continue as a going concern. As of the date of the approval of the consolidated financial statements, there is no assurance that these initiatives will be sufficient or successful.

The Company’s ability to continue as a going concern is dependent upon its ability to fund its working capital and exploration requirements and, eventually, upon the future exploration and development of profitable operations from its mineral properties. These consolidated financial statements do not reflect the adjustments to the carrying values of assets and liabilities and the reported expenses and balance sheet classifications that would be necessary if the going concern assumption were not appropriate, and these adjustments could be material.

COLOMBIA GOLDFIELDS LTD.
(An Exploration Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles.

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

Consolidation

Entities which are controlled by the Company, either directly or indirectly, are consolidated. Control is established by the Company’s ability to determine strategic, operating, investing and financing policies without the co-operation of others. The Company analyzes its level of ownership, voting rights and representation on the board of directors in determining if control exists by any one, or a combination of these factors.

These consolidated financial statements include the accounts of (i) Colombia Goldfields Ltd., formerly a Nevada corporation, (ii) the Company’s 90% interest in RNC (Colombia) Limited (“RNC”), a Belize corporation and its 94.99% owned subsidiary - Compania Minera De Caldas, S.A. (“Caldas”), a Colombia corporation, (iii) the Company’s 94.99% interest in Gavilan Minerales, S.A. (“Gavilan”) a Colombia corporation. All significant inter-company transactions and balances have been eliminated upon consolidation.

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

At January 12, 2006 and in connection with the adoption of FIN 46R, the Company concluded that RNC and its 94.99% owned subsidiary, Caldas, S.A., were VIEs since the Company provided the principal financial support to these entities and the Company was their primary beneficiary. Under FIN 46R transition rules, the financial statements of RNC and Caldas, S.A. were considered VIEs and the Company’s 25% interest has been included within the Company’s consolidated financial statements for the period January 12, 2006 to April 28, 2006.

In connection with the Company’s April 28, 2006 acquisition of an additional 25% of RNC, the Company also received rights to nominate three of the four members of RNC’s board of directors. As such, the Company determined that control over RNC existed as of April 28, 2006, and these financial statements reflect the consolidation of the Company’s 50% interest in RNC, for the period April 29, 2006 to August 22, 2006.

On August 22, 2006 the Company acquired an additional 25% of RNC, bringing the Company’s total ownership to 75% at August 22, 2006. These financial statements reflect the consolidation of the Company’s 75% interest in RNC for the period August 23, 2006 to December 14, 2006.

On September 25, 2006 the Company acquired 94.99% of the outstanding shares of Gavilan. These financial statements reflect the consolidation of Gavilan for the period of September 25, 2006 to December 31, 2006.

COLOMBIA GOLDFIELDS LTD.
(An Exploration Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

On December 14, 2006 the Company acquired a further 15% of RNC, bringing the Company’s total to December 31, 2006 ownership to 90%. These financial statements reflect the consolidation of the Company’s 90% interest in RNC for the period December 15, 2006 to December 31, 2006.

Since the non-controlling shareholder of RNC and Gavilan has no obligation to contribute any additional capital and the Company was the primary entity obligated to fund future exploratory work, no non-controlling interest related to RNC or Gavilan has been recognized in the consolidated statement of operations for the period January 1, 2006 to December 31, 2006 and in the consolidated balance sheet at December 31, 2006.

Mineral Property Rights Acquisition and Exploration Expenditures

Costs of acquiring mining properties are capitalized upon acquisition. Mine development costs incurred either to develop new ore deposits, expand the capacity of mines, or to develop mine areas substantially in advance of current production are also capitalized once proven and probable reserves exist and the property is a commercially mineable property. Costs incurred to maintain current production or to maintain assets on a standby basis are charged to operations. Costs of abandoned projects are charged to operations upon abandonment. The Company evaluates the carrying value of capitalized mining costs and related property, plant and equipment costs, to determine if these costs are in excess of their net recoverable amount whenever events or changes in circumstances indicate that their carrying amounts may not be recoverable. The periodic evaluation of carrying value of capitalized costs and any related property, plant and equipment costs are based upon expected future cash flows and/or estimated salvage value in accordance with Statement of Financial Accounting Standards (SFAS) No. 144, Accounting for Impairment or Disposal of Long-Lived Assets.

Asset Retirement Obligations

The Company applies SFAS No. 143, Accounting for Assets Retirement Obligations which requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred. SFAS No. 143 requires the Company to record a liability for the present value of the estimated site restoration costs with a corresponding increase to the carrying amount of the related long-lived assets. The liability will be accreted until it has been fully incurred and the asset will be amortized over the life of the related assets. Adjustments for changes resulting from the passage of time and changes to either the timing or amount of the original present value estimate underlying the obligation will be made. As at December 31, 2006 and December 31, 2005 the Company does not have any asset retirement obligations.

Cash and Cash Equivalents

The Company considers all highly liquid instruments with a maturity of three months or less at the time of issuance to be cash equivalents. As at December 31, 2006 the Company has cash and cash equivalents in the amount of $782,913 (2005-$1,476,361) in excess of federally insured limits.

Property and Equipment

Property and equipment are carried at cost. For the significant components of property and equipment, depreciation is provided for using the following method and time periods:

Asset	Basis	Period

Vehicles	Straight line	5 years
Buildings	Straight line	20 years
Office equipment & furniture	Straight line	3 to 10 years

COLOMBIA GOLDFIELDS LTD.
(An Exploration Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Company regularly reviews the carrying values of property and equipment based on expected future cash flows whenever events or changes in circumstances indicate that the carrying amounts may not be recoverable. If this carrying value exceeds the recoverable amount, a write-down is charged to the statement of operations.

Environmental Costs

Environmental expenditures that related to current operations are charged to operations or capitalized as appropriate. Expenditures that relate to an existing condition caused by past operations, and which do not contribute to current or future revenue generation, are charged to operations. Liabilities are recorded when environmental assessments and/or remedial efforts are probable, and the cost can be reasonably estimated. Generally, the timing of these accruals coincides with the earlier of completion of a feasibility study or the company’s commitment to plan of action based on the then known facts.

Comprehensive Income

In accordance with SFAS 130, Reporting Comprehensive Income (“SFAS 130”), comprehensive income consists of net income and other gains and losses affecting stockholders’ equity that are excluded from net income, such as unrealized gains and losses on investments available for sale, foreign currency translation gains and losses when the Company has a functional currency other than US dollars, and minimum pension liabilities. For all periods presented the Company’s financial statements include do not include any of the additional elements that affect comprehensive income. Accordingly, net income and comprehensive income are identical.

Stock-Based Compensation

On January 1, 2006, the Company applied SFAS No. 123(R), Share-Based Payment, to account for stock options and similar equity instruments issued. Accordingly, compensation expense attributable to stock options or similar equity instruments granted are measured at the fair value at the grant date and recognized over the expected vesting period. For all stock option awards granted on or after January 1, 2006, the Company recognizes compensation using the fair value method of accounting for stock-based compensation. The fair value of stock options is estimated at the grant date using the Black-Scholes option pricing model. In the event stock options are forfeited, any previously recognized compensation expense related to unvested and expiring awards is recognized in earnings during the period of forfeiture.

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

The Company provides direct stock awards to certain directors, officers, and consultants. Direct stock awards are typically subject to a two year vesting period. Direct stock awards are recorded at fair value on the grant date, with compensation expense recognized on a straight-line basis over the vesting period.

COLOMBIA GOLDFIELDS LTD.
(An Exploration Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Earnings (Loss) per Share

Basic earnings (loss) per share is computed by dividing net earnings (loss) available to common stockholders by the weighted average number of common shares outstanding during the period. Diluted net earnings (loss) per share on the potential exercise of the equity-based financial instruments is not presented where anti-dilutive. For the years ended December 31, 2006 and 2005, outstanding share purchase warrants and options to purchase common shares were excluded from the computation of diluted earnings per share as the impact of these instruments was antidilutive as a result of losses incurred in these years.

Income taxes

The Company accounts for income taxes using the asset and liability method which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been recognized in the Company’s financial statements or tax returns.

Long-Lived assets

Long-lived assets of the Company are reviewed for impairment whenever events or circumstances indicate that the carrying amount of assets may not be recoverable, pursuant to SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets and EITF 04-3, Mining Assets: Impairment and Business Combinations.

Management considers assets to be impaired if the carrying value exceeds the future projected cash flows from related operations (undiscounted and without interest charges). If impairment is deemed to exist, the assets will be written down to fair value. Fair value is generally determined using a discounted cash flow analysis.

Financial Instruments

The Company’s financial instruments consist of cash and cash equivalents, accounts payable and accrued liabilities and amounts due to and from related parties. The carrying value of these financial instruments approximates their fair value based on their liquidity or their short-term nature. The Company is not exposed to significant interest, credit or currency risk arising from these financial instruments.

COLOMBIA GOLDFIELDS LTD.
(An Exploration Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

A) Caramanta Project

(i) Caramanta Project - Concessions 6602, 1343 and 6329

On September 22, 2005, the Company entered into an Assignment Agreement with Investcol Limited (“Investcol”), a related party, where Investcol assigned, transferred, and conveyed to the Company all of its rights under a contract for Purchase Option of Mining Concessions (“Original Option Contract”) entered into with Cia Servicios Y Logisticos Ltda. As the result of the Assignment Agreement, the Company acquired an option to purchase certain mining, mineral and exploration rights on property known as Concessions 6602, 1343 and 6329 located in Caramanta Municipality, Antioquia Department, Medellin, Colombia for $10,000, on condition that $2,990,000 is invested in exploratory work on the property over a three year period. The Company issued 1,000,000 common stock to Investcol at a deemed fair market value $0.25 per share for total consideration of $250,000. At the date of acquisition of these mineral rights the Company had not yet incorporated a Company in Colombia and had not gained the support of the Colombian federal or local governments. Due to these uncertainties, the initial $260,000 was considered mineral property exploration and was recorded as part of mineral property exploration expenses in the consolidated statement of operations in fiscal 2005.

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

On September 25, 2006 the Assignment Agreement was superseded in connection with the Company’s agreement to acquire the Mining Concessions. (See note 3(A)(iii) below for further details)

(ii) Caramanta Project - Concessions 6993, 7039, 6821 and 6770 and HET 31, 32, 26, 27 and HETG 01

On February 16, 2006 the Company entered into a Letter of Intent (“LOI”) with Investcol to acquire Investcol’s rights in a Contract for Purchase (“Purchase Contract”) entered into with Cia Servicios y Logisticos Ltda. The LOI outlined a proposed transaction where the Company intended to acquire Investcol’s rights to acquire mining contracts to exclusively engage in mining activities on concessions 6993, 7039, 6821 and 6770 (the “Contracts”) and options that Investcol holds to acquire the exclusive rights to engage in mining activities on concessions HET 31, 32, 26, 27 and HETG 01 (the “Options”) all located within an area in Colombia referred to as the Caramanta location.

COLOMBIA GOLDFIELDS LTD.
(An Exploration Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

On September 25, 2006 the Assignment Agreement was superseded in connection with the company’s agreement to acquire the Mining Concessions. (See note 3(A)(iii) below for further details)

(iii) Caramanta Project - Acquisition of the Caramanta Exploration Properties

On September 25, 2006 the Company, through the acquisition of the outstanding shares of Gavilan, acquired full legal title to the Caramanta project concessions described in Notes 3A(i) and 3A(ii) above. Consideration paid for the acquisition included $300,000 cash and the issuance of 1,150,000 restricted common shares at a fair value of $1.41 per share. In addition, a $50,000 finder’s fee was paid to Investcol. The total acquisition cost of $1,971,500 was allocated to the net assets acquired as follows:

Mineral and exploration and properties rights	$1,780,841
Property, plant and equipment	190,659
$1,971,500

The purchase was recorded as part of i) acquired mineral and exploration properties and rights and ii) property, plant and equipment in fiscal 2006. As a result of the acquisition of Gavilan, the Company no longer has any minimum exploratory work obligations related to the Caramanta concessions.

B) Marmato Project

On January 12, 2006, the Company entered into a Stock Purchase Agreement with Investcol and RNC (the "Agreement"), whereby the Company (i) acquired twenty-five percent (25%) of the issued and outstanding stock of RNC, a Belize corporation ("RNC") and (ii) held an option to acquire the remaining seventy five percent (75%) of RNC's issued and outstanding stock over a period of time. RNC is the beneficial holder of 94.99% of the issued and outstanding stock of Caldas, a Colombia corporation that (i) owns certain mining, mineral and exploration rights, (ii) has options to acquire mining, mineral and exploration rights and (iii) has exclusive rights to evaluate certain property, all located in the Zona Alta portion of the Marmato project in Colombia.

Pursuant to the Stock Purchase Agreement, the Company:

a)
Acquired 25% of the outstanding shares of RNC (total 25% of RNC) by the issuance of 1,000,000 common shares of the Company to Investcol and the advance to RNC of a $1,200,000 non-interest bearing loan. Total consideration of $1,900,000 related to this transaction was recorded as part of acquired mineral and exploration properties and rights in fiscal 2006.

b)
Acquired an additional 25% of RNC (total 50% of RNC) by the issuance of 2,000,000 shares of the Company to Investcol and the advance of an additional $4,000,000 non-interest bearing loan to RNC in two instalments of $1,000,000 and $3,000,000 on or before March 15, 2006 and April 30, 2006, respectively. On March 10, 2006, the Company entered an extension agreement with Investcol to extend the terms to April 30, 2006, and completed the transaction on April 28, 2006. Total consideration of $5,480,000 related to this transaction was recorded as part of acquired mineral and exploration properties and rights in fiscal 2006.

COLOMBIA GOLDFIELDS LTD.
(An Exploration Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

c)
Held the option to acquire an additional 25% of RNC (total 75% of RNC) by the issuance of 4,000,000 common shares of the Company to Investcol and the advance of an additional $15,000,000 non-interest bearing loan to RNC on or before October 30, 2006. On August 22, 2006, the Company amended its January 12, 2006 Stock Purchase Agreement with Investcol and RNC and concurrently exercised its option to increase the Company’s interest in RNC from 50% to 75%. Under the terms of the amended agreement, the Company issued 4,200,000 common shares and paid $200,000 to Investcol. In connection with this transaction, the Company committed to providing an additional $5,000,000 by way of non-interest bearing demand loan to RNC by December 31, 2006 and providing sufficient funds to RNC, upon terms satisfactory to the Company, to complete a full bankable feasibility study of the Marmato Project. Total consideration of $ 4,820,000 related to this transaction was recorded as part of acquired mineral and exploration properties and rights in fiscal 2006.

d)
Has the option to acquire an additional 25% of RNC (total 100% of RNC) until May 1, 2009 for a price equal to the 25% of the value of Caldas determined by a bankable feasibility study prepared by a certified mineral property evaluator, or other acceptable third party. Payment of the purchase price can be made by the Company in either cash or the Company’s common shares. Under the terms of the August 22, 2006 amended agreement, the Company continues to hold an option to acquire the remaining 25% of RNC on or before May 1, 2009 for a purchase price equal to 25% of the fair value of Caldas determined by a feasibility study. The purchase price, pursuant to the amended agreement, is limited to a maximum of $15,000,000 plus 4,000,000 shares of the Company. Payment of the purchase price can be satisfied in either cash or common shares of the Company, or any combination thereof. On December 14, 2006 the parties executed a Second Amendment to the Stock Purchase Agreement (the “Second Amendment”) in order to revise the consideration required to exercise the Company’s option to acquire the remaining 25% of the issued and outstanding stock of RNC. Subject to the revised terms set forth in the Second Amendment, the Company has the option to acquire an additional 15% interest in RNC, in exchange for the issuance of 4,000,000 common shares of the Company to Investcol. In connection with the execution of the Second Amendment, the Company exercised its option, resulting in the Company acquiring an additional 15% of RNC, bringing the Company’s total ownership to 90%. The revised terms set forth in the Second Amendment provide that the Company has the option to acquire the remaining 10% of RNC until May 1, 2009 in exchange for a purchase price of $15,000,000. The purchase price can be made in either cash, shares of our common stock, or any combination thereof. Total consideration of $5,120,000 related to this transaction was recorded as part of acquired mineral and exploration properties and rights in fiscal 2006.

 C) Kedahda Properties

On August 30, 2006 the Company, purchased certain mining exploration properties in the Republic of Colombia and the related geochemical and other proprietary geological data from a wholly-owned subsidiary of Anglo Gold Ashanti, Sociedad Kedahda, S.A., for $500,000 cash consideration. The purchase was recorded as part of acquired mineral and exploration properties and right in fiscal 2006.

Mineral Property Rights Acquisition and Exploration Expenditures

The Company’s mineral property acquisition and exploration expenditures consist of

I)	The acquisition of mineral concessions;
II)	The acquisition of mineral and exploration rights from existing titleholders;
III)	The exploration of acquired mineral properties and related activities; and
IV)	Stock-based compensation allocated pursuant to FAS 123(R)

The following table summarizes the Company’s mineral concession acquisitions, mineral rights acquisitions, and mineral exploration expenses as recorded in the Company’s Consolidated financial statements for the period March 25, 2003 to December 31, 2006:

COLOMBIA GOLDFIELDS LTD.
(An Exploration Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

		Year Ended December 31, 2006	Year Ended December 31, 2005	Cumulative From Inception (March 25, 2003) Through December 31, 2006

I)	Acquisition of mineral concessions	$22,200,841	$-	$22,200,841
II)	Acquisition of mineral and exploration rights	10,639,071	-	10,639,071
	Total acquired mineral and exploration properties and rights	32,839,912	-	32,839,912
III)	Exploration of acquired mineral properties	3,084,843	1,179,298	4,264,141
IV)	Stock based Compensation	213,595	-	213,595
	Total mineral property exploration expenses	3,298,438	1,179,298	4,477,736
	Total mineral property rights acquisition and exploration expenditures	$36,138,350	$1,179,298	$37,317,648

Capitalized Mineral and Exploration Properties and Rights

Acquired mineral and exploration properties and exploration rights at December 31, 2006 of $32,839,912 have been recorded at amounts necessary to reflect temporary differences associated with the differences between their accounting and tax bases. As a result, these properties are recorded in the consolidated balance sheet at December 31, 2006 at $43,528,386.

NOTE 4 - PROPERTY AND EQUIPMENT

As at December 31, 2006	Cost	Accumulated Amortization	Net Book Value
Furniture and office equipment	$171,656	$(11,292)	$160,364
Building	87,033	(1,451)	85,582
Vehicles	193,149	(19,362)	173,787

Total	$451,838	$(32,105)	$419,733

Website Development Cost	$36,000	$(36,000)	-

COLOMBIA GOLDFIELDS LTD.
(An Exploration Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

As at December 31, 2005	Cost	Accumulated Amortization	Net book Value
Furniture and Office equipment	$1,780	$(335)	$1,445
Website Development Cost	$21,000	$(3,500)	$17,500

NOTE 5 - STOCKHOLDERS’ EQUITY

Common Stock

	December 31, 2006	December 31, 2005
Authorized:
200,000,000 common shares,
$0.00001 par value
Issued and Outstanding:
56,036,849 common shares (December 31, 2005: 29,589,100 shares)	$565	$296

i)	During the year ended December 31, 2006, the Company completed the following transactions:

a)
On January 10, 2006, the Company issued 3,126,083 common shares at $0.60 per share for gross proceeds of $1,875,650. The Company paid finders fees in the amount of $187,565, for net proceeds of $1,688,085.

b)	On February 14, 2006, the Company issued 1,000,000 common shares at fair value of $1.90 per share to Investcol in connection with the acquisition of 25% ownership of RNC (See Note 3).

c)	On April 10, 2006, the Company issued 1,000,000 common shares at fair value of $2.25 per share to Investcol to acquire rights in certain properties in the Caramanta area of Colombia. See Note 3)

d)
On April 26, 2006 the Company completed a private equity offering of 6,500,666 Units at $1.50 per Unit to a total of 26 investors. Each Unit consists of one (1) share of common stock, par value $0.00001, and one (1) Warrant (the “Warrant”) to purchase one (1) share of common stock, exercisable for twenty-four (24) months from the closing of the offering. The exercise price for the Warrant is priced at $2.50. The gross proceeds received from this offering were $9,751,000. Assuming that the investors exercise all of the Warrants, the gross proceeds received from the exercise of the Warrants will equal $16,251,665.

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

COLOMBIA GOLDFIELDS LTD.
(An Exploration Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Company has allocated the total net proceeds from the offering of $9,165,939 to the various underlying equity instruments comprising the equity offering, based on the estimated relative fair value of each instrument at the offering date, as follows:

Common shares	$65
Additional paid in capital - common shares	6,416,112
Additional paid in capital - share purchase warrants	2,749,762
Total gross proceeds from private equity offering	$9,165,939

e)	On April 28, 2006, in connection with the acquisition of the second 25% of RNC, the Company issued 2,000,000 common shares at a fair values of $2.74 to Investcol. (See Note 3).

f)	On August 22, 2006 in connection with the acquisition of the third 25% of RNC, the Company issued 4,200,000 common shares at a value of $1.10 per share to Investcol. (See Note 3).

g)
On September 25, 2006 in connection with the Company’s acquisition of 100% of the Caramanta Exploration Properties, the Company issued 1,150,000 restricted common shares at a value of $1.41 (see Note 3).

h)	On October 14, 2006 3,471,000 share purchase warrants were exercised for net proceeds to the Company of $1,735,500 and 3,471,000 common shares were issued upon exercise.

i)	On December 14, 2006 in connection with the acquisition of the forth 15% of RNC, the Company issued 4,000,000 common shares at a value of $1.28 per share to Investcol.

ii)	During the fiscal year ended December 31, 2005, the Company:

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

Common shares	$46
Additional paid in capital - common shares	712,204
Additional paid in capital - share purchase warrants	343,000
Total gross proceeds from private equity offering	$1,055,250

COLOMBIA GOLDFIELDS LTD.
(An Exploration Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

iii)	During the fiscal year ended December 31, 2004, the Company:

a)	Completed an initial public offering and issued 16,000,000 common shares at a price of $0.00625 per share for total proceeds of $100,000.

Warrants

As at December 31, 2006, the following warrants were issued and outstanding:

# Warrants	Exercise Price	Expiry Date
6,500,666	$2.50 per share	April 25, 2008
390,040	$2.00 per share	April 25, 2009
6,890,706	$2.47 per share

Assuming all warrants are exercised, the Company would potentially receive $17,031,745.

Stock Options and Other Stock-Based Compensation

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

Pursuant to the Plan, during fiscal 2006 the Company granted 3,500,000 stock options to employees, directors, officers and consultants of the Company. These stock options vest at a rate of 25% every six months over a period of two years, and expire over a life of 10 years. For the year ended December 31, 2006, the Company recorded a total of $1,878,782 in stock based compensation expense related to these grants in the consolidation statement of operations.

On October 1, 2006 the Company agreed to grant 500,000 common shares to a consultant providing services to the Company. Pursuant to the terms of the Consulting Agreement, should the Consultant’s employment terminate by the Consultant’s resignation before the period of two years has elapsed, the Consultant is required to return a pro rata portion of the shares based on the time remaining in the contract. In the case of a change in control of the Company by merger or sale of a majority stake or otherwise, the shares held by the Consultant will immediately vest. The fair value of the common stock award, based on the market price of the Company’s common shares at the agreement date, was $915,000. The Company accounts for this award by recognizing compensation expense ratably over twenty-four months, commencing on the agreement date. For the year ended December 31, 2006, the Company recorded a total of $114,375 in stock based compensation expense related to this award in the fiscal 2006 consolidated statement of operations.

COLOMBIA GOLDFIELDS LTD.
(An Exploration Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table summarizes stock-based compensation recorded in the consolidated statements of operations:

	Year Ended December 31, 2006	Year Ended December 31, 2005	Cumulative from Inception (March 25, 2003) through December 31, 2006
Mineral property rights acquisition and exploration expenditures	$213,595	$-	$213,595
General and administrative	1,779,562	-	1,779,562
Total stock-based compensation	$1,993,157	$-	$1,993,157

As at December 31, 2006 there was $1,361,810 of unrecognized compensation cost related to unvested stock options. The cost is expected to be recognized as follows: Fiscal 2007 - $1,176,296; Fiscal 2008 - $185,514; Fiscal 2009 - $NIL. At December 31, 2006 there was $800,625 unrecognized compensation cost related unvested direct stock awards. The cost is expected to be recognized as follows: Fiscal 2007-$457,500; Fiscal 2008 - $343,125.

A summary of stock options granted and exercised is as follows:

	Shares	Weighted Average Exercise Price
Options outstanding at December 31, 2005	-	$-
Granted in fiscal 2006	3,500,000	1.08
Exercised in fiscal 2006	-	-
Forfeited and expired in fiscal 2006	(712,500)	0.75
Options outstanding at December 31, 2006	2,787,500	$1.16

	Year Ended December 31, 2006	Year Ended December 31, 2005
Weighted average grant date fair value of options granted during the period	$1.08	$-

Weighted average fair value of options vested during the period	$0.99	$-

A summary of stock options outstanding and exercisable at December 31, 2006 is as follows:

Range of Exercise Prices	Number Outstanding	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (yrs)	Number Exercisable	Weighted Average Exercise Price
$0.75 - $1.00	1,037,500	$ 0.75	9.02	437,500	$ 0.75
$1.01 - $2.00	1,750,000	1.41	9.54	150,000	1.69
$0.75 - $2.00	2,787,500	$ 1.16	9.35	587,500	$ 0.99

COLOMBIA GOLDFIELDS LTD.
(An Exploration Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The fair value of each option granted has been estimated as of the date of the grant using the Black-Scholes option pricing model with the following assumptions: risk-free interest rate of 4.45%, dividend yield 0%, a historic volatility of 92%, and expected term of 10 years, equal to the full life of the options as the Company does not expect any options to be exercised early.

NOTE 6 - RELATED PARTY TRANSACTIONS

The Company, during the normal course of operations, engages in transactions with certain directors, senior officers, and shareholders of the Company.

Significant related party transactions reflected within the Company’s consolidated financial statements include:

i)	The acquisition of the Company’s interest in the Caramanta and Marmato projects as described in notes 3(A) and 3(B) from Investcol, a company controlled by certain shareholders of the Company;

ii)	Management and consulting fees paid to certain directors, senior officers, and shareholders of the Company; and

iii)	Office rent paid to a Company related to a former director of the Company.

i) During the year ended December 31, 2006 the Company:

a)	Paid $186,306 for management and consulting fees to directors of the Company.

b)	Paid $356,168 for management and consulting fees to senior officers of the Company.

c)	Paid $332,400 for management and consulting fees to shareholders of the Company.

d)	Paid $10,256 for office rent to a company related to a former director of the Company.

Included in prepaid expenses at December 31, 2006 is $30,000 related to a company controlled by shareholders of the Company. Included in accounts payable and accrued liabilities at December 31, 2006 is $49,213 owing to a company controlled by shareholders of the Company.

ii) During the year ended December 31, 2005 the Company:

a)	Paid $29,875 for management fees to directors and former senior officers of the Company.

b)	Paid $37,500 for administration of exploration activities to a shareholder of the Company.

c)	Paid $2,122 for consulting to a director of the Company.

d)	Paid $11,250 for office rent to a company related to a director of the Company.

Included in prepaid expenses at December 31, 2005 is $9,585 pertaining to office rent paid to a company related to a former director of the Company. Included in accounts payable and accrued liabilities at December 31, 2005 is $19,883 payable to directors of the Company and to a company related to a director.

COLOMBIA GOLDFIELDS LTD.
(An Exploration Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 7 - INCOME TAXES

The potential benefit of net operating loss carry forwards has not been recognized in the financial statements. Since the Company has no source of operating revenue, it cannot be assured that it is more likely than not that such benefit will be realized in future years. The components of the net deferred tax asset, net deferred tax liability, differences between the statutory rate and the effective rate, and the valuation allowance are as follows:

a)	Components of income tax provision:

The components of the Company’s provision for (recovery of) income taxes consists of the following:

	Year ended December 31, 2006	Year ended December 31, 2005

Domestic	$-	$-
Foreign	(928,950)	-
	$(928,950)	$-

For the year ended December 31, 2006 the Company’s loss before provision for income taxes was generated in the following jurisdictions: Domestic $3,732,634; Foreign $3,475,000.

b)	Income tax rate reconciliation:

The effective income tax rate differs from the statutory rate that would be obtained by applying the U.S. Federal income tax rate to net income (loss) before income taxes. These differences result from the following items:

	Year ended December 31, 2006	Year ended December 31, 2005
US federal income tax rate	34%	15%

Increase (decrease) in Income tax rate resulting From:
Losses not recognized for
tax purposes	(8.2%)	(15%)
Tax rate differences in
foreign subsidiaries	(3.5%)	-
Other permanent
Differences	(9.4%)	-
Effective income tax rate	12.9%	- %

COLOMBIA GOLDFIELDS LTD.
(An Exploration Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

c)	Component of future income tax provision:

The components of the temporary differences, which created the future income tax provision, are as follows:

	Year ended December 31, 2006	Year ended December 31, 2005
Losses carried
Forward	$(528,223)	$(224,100)
Tax depreciation
less than (greater than)
accounting depreciation	(402,039)	-
Foreign exploration costs	(928,950)	-
	$(1,859,212)	$(224,100)
Change in valuation
Allowance	930,262	224,100
Deferred income tax provision	$(928,950)	$-

d)	Components of deferred tax asset and liability:

The components of the temporary differences which have created the deferred tax assets are:

	December 31, 2006	December 31, 2005
Tax depreciation less than
(greater than) depreciation	$402,039	$-
Losses carried
Forward	752,323	224,100
	1,154,362	224,100
Valuation allowance	(1,154,362)	(224,100)
Deferred tax asset	$-	$-

The components of the temporary differences, which have created the deferred tax liability, are:

	December 31, 2006	December 31, 2005
Tax depreciation less than
(greater than) accounting depreciation	$-	$-
Tax basis less than accounting
basis for mineral concessions	(10,688,474)	-
Foreign exploration costs	928,950	-
Deferred tax liability	$(9,759,524)	$-

e)	The Company has income tax losses available for carry forward of $2,210,000 which expire as follows:

Expiry Year	Domestic	Foreign	Total

2023	$36,500	$-	$36,500
2024	23,000	-	23,000
2025	310,500	-	310,500
2026	1,840,000	-	1,840,000
Indefinite	-	-	-
	$2,210,000	$-	$2,210,000

NOTE 8 - NON-CASH ACTIVITIES

The Company has issued common shares as consideration for the acquisition of certain mineral rights as disclosed in Notes 3 and 5. During the fiscal year ended December 31, 2005, a related party forgave $4,999 and the amount was credited to additional paid-in capital.

COLOMBIA GOLDFIELDS LTD.
(An Exploration Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 9 - SEGMENTED INFORMATION

The Company has determined that it operates in a single reportable segment, being the acquisition of, exploration for, and development of mineral properties.

NOTE 10 - RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

The FASB has issued FIN 48, which prescribes rules for the financial statements accounting for uncertainty in income tax positions.

FIN 48 requires all material tax positions to undergo a new two-step recognition and measurement process. All material tax positions in all jurisdictions in all tax years in which the statute of limitations remains open upon the initial date of adoption are required to be assessed. For a tax benefit to be recognized it must be more likely than not that a tax position will be sustained upon examination based solely on its technical merits. If the recognition standard is not satisfied, then no tax benefit otherwise arising from the tax position can be recorded for financial statement purposes. If the recognition standard is satisfied, the amount of tax benefit recorded for financial statement purposes will be the largest amount of tax benefit with a greater than 50% likelihood of being realized upon ultimate settlement with a taxing authority. FIN 48 is effective for the Company’s fiscal 2007 year. The Company does not anticipate the adoption of FIN 48 will have a material impact on the Company’s financial position, results of the operations, or cash flows.

NOTE 11 - SUBSEQUENT EVENTS

(a)
On February 27, 2007 the Company entered into a $3,700,000 promissory note between the Company and the Company’s President, a shareholder, and a Company controlled by these individuals. The loan, collateralized by the Company’s investment in RNC, was due and payable upon closing a planned equity financing, but in no case later than April 15, 2007. Upon repayment, an $185,000 fee was payable to the note holders. The note bears interest at 10% per annum, with monthly interest payments commencing February 28, 2007.

(b)	On March 21, 2007 the Company completed a private equity offering of 9,020,000 common shares at $1.00 per common share. The gross proceeds received from the offering were $9,020,000.

In connection with this private equity offering, the Company is obligated to pay a commission of $541,200 and is obligated to issue agents’ warrants to purchase 541,200 shares of the Company’s common stock with each warrant exercisable for a period of 36 months from the closing of the offering at an exercise price of $1.00 per share.

(c)	Subsequent to year-end, in March, 2007 the Company issued to certain directors and consultants 1,640,000 options to purchase common shares of the Company.

Item 8. Changes In and Disagreements with Accountants on Accounting and Financial Disclosure

No events occurred requiring disclosure under Item 304(b) of Regulation S-B.

On August 10, 2006, Vellmer & Chang (the “Former Accountant”) was dismissed as our accountant. We have engaged PricewaterhouseCoopers LLP as our principal accountants effective August 10, 2006. The decision to change accountants was approved by our Board of Directors. We did not consult with PricewaterhouseCoopers LLP on any matters prior to retaining the firm as our principal accountants.

The Former Accountant's audit reports on the financial statements for the fiscal years ended December 31, 2005 and December 31, 2004 contained no adverse opinion or disclaimer of opinion, nor were they qualified or modified as to uncertainty, audit scope, or accounting principles except that the audit reports on the financial statements of us for the fiscal years ended December 31, 2005 and December 31, 2004 contained an uncertainty about our ability to continue as a going concern.

During the years ended December 31, 2005 and December 31, 2004, and through the interim period ended August 10, 2006, there were no disagreements with the Former Accountant on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedures, which disagreements if not resolved to the satisfaction of the Former Accountant would have caused them to make reference thereto in their reports on the financial statements for such periods.

During the years ended December 31, 2005 and December 31, 2004, and through the interim period ended August 10, 2006, the Former Accountant did not advise us with respect to any of the matters described in paragraphs (a)(1)(iv)(A) and (B) of Item 304 of Regulation S−B.

Item 8A. Controls and Procedures

We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of December 31, 2006. This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer, Mr. J. Randall Martin, and our Chief Financial Officer, Mr. James Kopperson. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2006, our disclosure controls and procedures are effective. Since the end of the quarterly period ended September 30, 2006, we have made the following significant changes in our internal controls over financial reporting which have materially affected or are reasonably likely to materially affect our disclosure controls and procedures:

•	Mr. James Kopperson, a CA and CPA with extensive public company financial reporting experience, was appointed as CFO on December 1, 2006;
•
We have implemented a formal process where our CEO and CFO, through inquiry and discussion with those responsible for financial reporting, satisfy themselves that our disclosure controls are operating effectively.

•	We have reviewed our quarterly reporting procedures with our independent auditors to ensure that all material accounting and disclosure issues are identified on a timely basis.

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

Limitations on the Effectiveness of Internal Controls

Our management does not expect that our disclosure controls and procedures or our internal control over financial reporting will necessarily prevent all fraud and material error. Our disclosure controls and procedures are designed to provide reasonable assurance of achieving our objectives and our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective at that reasonable assurance level. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within our company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the internal control. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Over time, control may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate.

Item 8B. Other information

None.

PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act

The following information sets forth the names of our current directors and executive officers, their ages and their present positions.

Name	Age	Position(s) and Office(s) Held
J. Randall Martin	50	President, Chief Executive Officer and Director
James Kopperson	40	Chief Financial Officer
Dr. Stewart Redwood	46	Vice President of Exploration
Thomas Ernest McGrail	56	Director
David Bikerman	47	Director
Terry Lyons	57	Director
James Verraster	51	Director
Edward Flood	61	Director
Jonathan Berg	63	Director

Set forth below is a brief description of the background and business experience of each of our current executive officers and directors.

J. Randall Martin. On March 1, 2006, our Board of Directors appointed J. Randall Martin to act as our Chief Executive Officer, President, and as a member of our Board. Most recently, Mr. Martin served as Chairman and CEO of RNC Gold from May 13, 2005 to February 28, 2006 and served as CEO from December 2003 to May 13, 2005. Following its inception as a private company in 2000, he proceeded to list RNC Gold on the Toronto TSX in December of 2003. At the end of February 2006, RNC Gold completed a successful amalgamation with Yamana Resources, a Toronto-based intermediate gold producer. RNC Gold operated three gold mines located in Nicaragua and Honduras with combined annual gold production capacity of over 150,000 ounces. RNC Gold also completed a feasibility study on a gold project in Panama and conducted extensive exploration programs in Mexico, Honduras, and Nicaragua. Mr. Martin previously worked with AMAX Inc. (a worldwide base metals mining company), DRX, Inc. (a junior exploration company), Martin Marrietta, Behre Dolbear (an international mining consulting company) and Greenstone Resources Limited (a Central American gold producer). He has a B.Sc. in mining engineering from the Krumb School of Mines at Columbia University where he completed graduate work in mining and mineral economics.  Mr. Martin is Chairman and a principal of RNC (Management) Limited, a privately-held mine management and investment company.

James Kopperson. On December 1, 2006, the Board of Directors appointed Mr. Jim Kopperson to act as our Chief Financial Officer. Mr. Kopperson is a Chartered Accountant and holds a Masters Degree in Accounting from the University of Waterloo. From 1994 to 1997, Mr. Kopperson served in the Office of the Chief Accountant at the Ontario Securities Commission. From 1997 to 1999, he was Senior Manager at KPMG, LLP, an international accounting and consulting firm. From 1999 to 2002 he was an Audit and Securities Reviewing Partner with KPMG, LLP. From 2002 to 2005, he was Chief Financial Officer of RDM Corporation, a

publicly traded transaction processing and manufacturing company. In 2006, Mr. Kopperson served as interim Chief Financial Officer for Photowatt Technologies, an alternative energy company.

Dr. Stewart D. Redwood. On December 1, 2006, our Board of Directors appointed Dr. Redwood to act as Vice President of Exploration. Dr. Redwood has accumulated 25 years of mineral exploration experience. He has a degree in geology from Glasgow University and obtained his Ph.D from Aberdeen University for his work on the gold and silver deposits of Bolivia. From 1987 to 1989 he was a Higher Scientific Officer with the British Geological Survey in Scotland. From 1989 to 1994 he was Director of Exploration for Mintec S.A., a Bolivian consulting firm. From 1994 to 1999, Dr. Redwood joined Inmet Mining Corporation as Senior Geologist in South and Central America. In 2000, he worked as Chief Geologist for AngloGold South America Ltd. on the company’s gold exploration in South America. From 2000 to 2004, Dr. Redwood co-founded and served as the COO and director of Exploration & Discovery Latin America (Panama) Inc. to carry out gold exploration in the Dominican Republic, Central America and Peru. From 2002 to 2005, he was the Chief Geologist of Minmet plc, a company conducting exploration and mining in Brazil, Sweden and Spain. From 2004 to 2005, he was President, CEO and director of GoldQuest Mining Corp., a company involved in gold exploration in the Dominican Republic. From 2005 until joining our company, Dr. Redwood provided geological consulting to various firms.

Thomas Ernest McGrail. On June 14, 2005, our Board of Directors appointed Mr. McGrail to serve as a member of the Board. Mr. McGrail has an extensive background in mining development and operation. From January 2002 to the present, Mr. McGrail has served as construction manager for Minero Cerro Quema. Mr. McGrail’s responsibilities include obtaining all appropriate government approvals prior to commencing mining operations and participating in the feasibility study. Also from January 2002 to the present, Mr. McGrail has acted as a consultant to Minerales de Copan for a project located in Honduras. From April 2001 to July 2002, Mr. McGrail served as general manager for Desarrollo Minera de Nicaragua, S.A. and also acted as the interim general manager for this company on a mining project from August 2004 to October 2004. Mr. McGrail served as president and general manager of HEMCO de Nicaragua, S.A. from June 1999 to April 2001.

David Bikerman. On July 31, 2006, Mr. Bikerman was elected to serve as a member of our Board. Mr. Bikerman has been in the mining field for over twenty years and is experienced in all aspects of mining enterprises from exploration through operations. He is the founder of Bikerman Engineering & Technology Associates, Inc. where he offers expert services to the mining industry in financial modeling, exploration and geologic model preparation, geo-statistical and reserve analyses, environmental plans, project feasibility, and project design and management.

Mr. Bikerman is President, China Operations and advisor to the Board for East Delta Beta Resources Corp. and is President and CEO of Sino Silver Corp. Most recently, Mr. Bikerman served as the Manager of Mining for RNC Resources Ltd. until it was sold in 2006. He was Vice President and Chief Engineer for Greenstone Resources Ltd. from 1993 to 1996 and was responsible for technical analysis, project design, and engineering for a Central American gold project. He was Vice President and Manager of Mining of Minas Santa Rosa, S.A. (Panama) and was a member of the Board of Minera Nicaraguense, S. A. (Nicaragua). He worked for five years as an Associate at Behre Dolbear & Co., an international minerals industry consultant based in New York, N.Y.

Mr. Bikerman holds three degrees in mining engineering. In 1981, he earned his Bachelor of Science in Mining Engineering from the University of Pittsburgh. In 1985, he earned his Master of Science in mining engineering from the Henry Krumb School of Mines at Columbia University in New York. In 1995, he earned his Engineer of Mines, also from the Henry Krumb School of Mines at Columbia University.

Terry Lyons. On March 14, 2007, our Board of Directors appointed Mr. Lyons to serve as a member of the Board. Mr. Lyons is the non-executive Chairman of Northgate Minerals Corporation and a director and officer of several public corporations including Canaccord Capital Inc. (Chairman, Audit Committee), Diamonds North Resources as well as several private corporations. He is a past director of Battle Mountain Gold Company, former Chairman of Westmin Resources Limited and is the past Chairman of the Mining Association of British Columbia. After completing a Bachelor of Science in Civil Engineering, Mr. Lyons attended the University of Western Ontario, graduating with an MBA in 1974.

James Verraster. On March 14, 2007, our Board of Directors appointed Mr. Verraster to serve as a member of the Board. Mr. Verraster is one of the founders and the CEO of Auramet Trading LLC, a global physical precious metals trading, merchant banking and advisory firm. Mr. Verraster has been successful in the Metals Trading and Finance Industry for 30 years. He was a significant contributor to the growth and development of the Rhode Island Hospital Trust National Bank precious metals lease portfolio to industrial end users which, in the mid-1980's, became the largest of any financial institution in the US. In 1996, Standard Bank hired Mr. Verraster to create and head up a comprehensive precious metals financing and physical precious metals trading business. He successfully attracted talented and experienced individuals who assisted in making Standard one of the leading banks dealing in precious metals. Mr. Verraster holds a B.Sc and is an MBA candidate in Accounting and Finance at Bryant College, Providence Rhode Island.

Edward Flood. On March 14, 2007, our Board of Directors appointed Mr. Flood to serve as a member of the Board. Mr. Flood has recently accepted the position of Managing Director, Investment Banking, Haywood Securities, UK, Limited. He was the founding President and has been a member of the board of directors of Ivanhoe Mines Ltd. since the company was formed in 1994. His 35-plus years of experience in the international mining field has helped guide Ivanhoe's growth and the establishment of the company as a significant presence in Asia's mineral exploration and mining sectors. Before joining Ivanhoe, Mr. Flood was a principal at Robertson Stephens & Co., an investment bank in San Francisco, USA. He was a member of Robertson Stephens' investment team for the Contrarian Fund, a public mutual fund concentrated on natural resources development projects around the world. He holds a bachelor's degree and a master's degree in Geology.

Jonathan Berg. On March 14, 2007, our Board of Directors appointed Mr. Berg to serve as a member of the Board. Mr. Berg is Vice President of Finance and Chief Administrative Officer of Pericor Therapeutics, Inc., a development stage bio-pharmaceutical company. Prior to his present position, he was President of Berg Capital Corporation, a registered investment advisor, focusing on institutional and high net worth individual clients. Mr. Berg has previously acted as a consultant on corporate structure, and raised funds for a number of small companies in the energy, technology, healthcare and consumer electronics fields. He holds a B.Sc. from the University of California, Berkley and an MBA from the University of Pennsylvania.

Term of Office

Our directors are appointed for a one-year term to hold office until the next annual meeting of our shareholders or until removed from office in accordance with our bylaws.

Our executive officers are appointed by our board of directors and hold office until removed by the board.

Significant Employees

We have no significant employees other than our officers and directors who act as consultants to the company.

Family Relationships

There are no family relationships between or among the directors, executive officers or persons nominated or chosen by us to become directors or executive officers.

Involvement in Certain Legal Proceedings

To the best of our knowledge, during the past five years, none of the following occurred with respect to a present director, person nominated to become director, executive officer, or control person: (1) any bankruptcy petition filed by or against any business of which such person was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time; (2) any conviction in a criminal proceeding or being subject to a pending criminal proceeding (excluding traffic violations and other minor offenses); (3) being subject to any order, judgment or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his or her involvement in any type of business, securities or banking activities; and (4) being found by a court of competent jurisdiction (in a civil action), the SEC or the Commodities Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended or vacated.

Audit Committee

The Audit Committee of the Board of Directors consists solely of independent directors. The members of the Audit Committee are Directors James Verraster, Jonathan Berg, and Terry Lyons. The Audit Committee was established in March 2007 and, therefore, held no meetings during the fiscal year ended December 31, 2006, as the full Board of the Company fulfilled this role for the period prior to the establishment of separate committees in March 2007.  The Audit Committee assists the Board with the oversight of the integrity of our financial statements and internal controls, compliance with legal and regulatory requirements, the review and approval of transactions with related persons, the independent auditor’s qualifications and independence and the performance of our internal audit function.

The role of the Audit Committee is to assist the Board of Directors in fulfilling its responsibility to oversee our financial reporting process. Management has primary responsibility for our consolidated financial statements and reporting process, including our systems of internal controls. Our independent registered public accounting firm is responsible for expressing an opinion on the conformity of our consolidated financial statements with accounting principles generally accepted in the United States and on management’s assessment of the effectiveness of our internal control over financial reporting.

In connection with this Annual Report, our board of directors:

•
Met with our independent registered public accounting firm, with and without management present, to discuss the overall scope and plans for their respective audits, the results of their examinations and their evaluations of our internal controls;

•	Reviewed and discussed with management the audited financial statements included in our Annual Report;

•
Discussed with our independent registered public accounting firm the matters required to be discussed by Statement on Auditing Standards No. 61 (Communications with Audit Committees), as modified and supplemented; and

•
Received the written disclosures and the letter from our independent registered public accounting firm required by Independence Standards Board Standard No. 1 (Independence Discussions with Audit Committee), as modified and supplemented, and discussed with them matters relating to their independence.

The Board of Directors resolved that the audited financial statements be included in our Annual Report on Form 10-KSB for the fiscal year ended December 31, 2006, for filing with the SEC.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our directors and executive officers and persons who beneficially own more than ten percent of a registered class of the Company’s equity securities to file with the SEC initial reports of ownership and reports of changes in ownership of common stock and other equity securities of the Company. Officers, directors and greater than ten percent beneficial shareholders are required by SEC regulations to furnish us with copies of all Section 16(a) forms they file. To the best of our knowledge based solely on a review of Forms 3, 4, and 5 (and any amendments thereof) received by us during or with respect to the year ended December 31, 2006, the following persons have failed to file, on a timely basis, the identified reports required by Section 16(a) of the Exchange Act during fiscal year ended December 31, 2006:

Name	Principal position	Number of late reports	Transactions not timely reported	Known failures to file a required form
J. Randall Martin	President, Chief Executive Officer, & Director	1	1	0
Jim Kopperson	Chief Financial Officer	0	0	0
Dr. Stewart Redwood	Vice President of Exploration	1	0	0
Thomas Ernest McGrail	Director	1	2	0
Robert E. Van Tassell	Director	0	0	1
David Bikerman	Director	1	0	0
Daniel Hunter	Former Chief Executive Officer, Chief Operating Officer & Director	4	11	0
Kenneth Phillippe	Former Chief Financial Officer	0	0	1
Luis Gabriel Correa Ocampo	Former Vice President of Exploration	0	0	1
Hernando Molina Velez	Former Director	0	0	1

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

Item 10. Executive Compensation

Summary Compensation Table

The table below summarizes all compensation awarded to, earned by, or paid to our former or current executive officers for the fiscal years ended 2006 and 2005.
SUMMARY COMPENSATION TABLE
Name and principal position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Daniel Hunter (1) Former CEO & COO	2006 2005	- -	- -	- -	492,606 -	- -	- -	90,870 22,500	583,476 22,500
J. Randall Martin CEO	2006 2005	- -	- -	- -	619,905 -	- -	- -	90,000 -	709,905 -
Kenneth Phillippe (2) Former CFO	2006 2005	- -	- -	- -	164,202 -	- -	- -	36,200 -	200,402 -
Luis Gabriel Correa Ocampo (3) Former VP of Exploration	2006 2005	- -	- -	- -	54,734 -	- -	- -	28,009 11,617	82,743 11,617
Stewart Redwood (4) VP of Exploration	2006 2005	- -	- -	- -	145,438	- -	- -	61,875 -	207,313 -
James Kopperson (5) CFO	2006 2005	- -	- -	- -	421,837 -	- -	- -	49,214 -	471,051 -

(1)	Mr. Hunter resigned as our Chief Operating Officer and as a member of our board of directors on December 31, 2006.

(2)
Mr. Phillippe resigned as our Chief Financial Officer on December 1, 2006, but has agreed to continue to serve as a consultant. The information provided in the summary compensation table includes all compensation paid to Mr. Phillippe for the full fiscal year of the reported periods.

(3)
Luis Gabriel Correa Ocampo resigned as our Vice President of Exploration on December 1, 2006, but continues to serve as an employee of our subsidiary, Caldas. The information provided in the summary compensation table includes all compensation paid to Mr. Ocampo for the full fiscal year of the reported periods.

(4)
Stewart Redwood was appointed Vice President of Exploration on December 1, 2006. Prior to his appointment as Vice President of Exploration, Dr. Redwood was retained as a consultant to prepare geological reports. The information provided in the summary compensation table includes all compensation paid to Dr. Redwood for the full fiscal year of the reported periods. On March 6, 2007, the Board of Directors of the Company approved the issuance of 500,000 restricted shares of the Company to Dr. Redwood. The aggregate value of this issuance was $915,000.

(5)
James Kopperson was appointed Chief Financial Officer on December 1, 2006. Prior to his appointment as Chief Financial Officer, Mr. Kopperson rendered services to us as a consultant. The information provided in the summary compensation table includes all compensation paid to Mr. Kopperson for the full fiscal year of the reported periods.

Narrative Disclosure to the Summary Compensation Table

We do not compensate our executive officers by the payment of salaries or bonus compensation.

Consulting Agreements

The amounts disclosed as “All Other Compensation” relate to consulting fees earned by our executive officers for the periods indicated.

On August 1, 2006, we entered into Consulting Services Agreements (the “Agreements”) with our President and Chief Executive Officer, J. Randall Martin, our Chief Operating Officer, Daniel Hunter, and our Chief Financial Officer, Kenneth Phillippe. The Agreements are effective for a period of two (2) years commencing May 1, 2006 and may be terminated by mutual consent, for cause (as defined in the Agreements), or without cause. In the event of termination without cause, the Agreements provide that the officer will receive a lump sum payment equal to twelve (12) months of consulting fees and that any stock options granted to the officer shall vest immediately. Following termination the Agreements, each of the individuals is subject to a one-year covenant not to compete within the Republic of Colombia and a one-year covenant not to solicit any of our consultants or employees. Under the Agreements, which are effective as of May 1, 2006, these individuals have agreed to devote their best efforts, skill, and sufficient time to carrying out their responsibilities under the Agreements. The Agreements also require that each of these individuals act in substantial accordance with all reasonable instructions of our board of directors and that they provide all management and operation services as may be requested by the board.

Under the terms of the Consulting Services Agreement, J. Randall Martin receives monthly compensation of $10,000 commencing May 1, 2006 and has received $90,000 in consulting fees for the fiscal year ended December 31, 2006 which is recorded in the summary compensation table above in “All Other Compensation.”

Under the terms of the Consulting Services Agreement, Daniel Hunter received monthly compensation of $9,000 plus applicable Canadian Good and Services Tax commencing May 1, 2006 totaling $90,870 in consulting fees for the fiscal year ended December 31, 2006 which is recorded in the summary compensation table above in “All Other Compensation.” The Consulting Services Agreement with Mr. Hunter was terminated on December 31, 2006, the date of his resignation. From March 2005 to December 2005, we paid Mr. Hunter a monthly consulting fee of $2,500 and a total of $22,500 which is recorded in the summary compensation table above in “All Other Compensation.”

Under the terms of the Consulting Services Agreement, Kenneth Phillippe receives monthly compensation of $3,000 plus applicable Canadian Good and Services Tax commencing May 1, 2006 and received $36,200 in consulting fees for the fiscal year ended December 31, 2006 which is recorded in the summary compensation table above in “All Other Compensation.”

On October 1, 2006, we entered into a Consulting Agreement with Stewart Redwood. Under the terms of the Consulting Agreement, Dr. Redwood is paid a daily fee of $750 for each day of service inclusive of travel days and days required to write and complete reports and has received $61,875 in consulting fees for the fiscal year ended December 31, 2006 which is recorded in the summary compensation table above in “All Other Compensation.” This Consulting Agreement is automatically renewable for successive one-year periods in the absence of notice terminating this Agreement and this Agreement can be terminated immediately for cause or upon one month notice at any time in all other circumstances. Pursuant to the Consulting Agreement, on March 6, 2007, the Board of Directors approved the issuance of 500,000 shares of our common stock to Dr. Redwood as a stock award. In the event that Dr. Redwood is terminated for cause or he should submit his resignation prior to October 1, 2008, Dr. Redwood will be obligated to return a pro-rata portion of the 500,000 shares issued based upon a period of two years.

On August 15, 2006, we entered into a consulting agreement with James Kopperson where Mr. Kopperson provided services to us at the rate of Cdn $200.00/hr. Mr. Kopperson was later appointed to act as our Chief Financial Officer on December 1, 2006.

Stock Option Grants

We grant stock options to our executive officers based on their level of experience and contributions to the company.

All options granted to our executive officers have the following attributes: i) two year vesting period, 25% every six months from the date of grant ii) ten year life. The aggregate fair value of these options was computed in accordance with FAS 123R and is reported in the summary compensation table above in the column titled “Option Awards.” Further information regarding our Equity Compensation Plans and Awards, including valuation assumptions used in the preparation of these tables, is included in note 5 to our September 30, 2006 interim financial statements included in this prospectus.

We did not grant any stock options to our executive officers during the fiscal year ended December 31, 2005. During the fiscal year ended 2006, we granted our executive officers stock options as follows:

•	On March 17, 2006, we granted J. Randall Martin options to purchase 500,000 shares of our common stock at the exercise price of $1.65 per share with an expiration date of March 17, 2016.

•
On January 6, 2006, we granted Daniel Hunter options to purchase 450,000 shares of our common stock at the exercise price of $0.75 per share with an expiration date of January 6, 2016. At the time of Mr. Hunter’s resignation on December 31, 2006, 112,500 options had vested and are exercisable until March 31, 2007. The remaining 337,500 stock options with an associated compensation expense of $369,454 were forfeited.

•	On January 6, 2006, we granted Kenneth Phillippe options to purchase 150,000 shares of our common stock at the exercise price of $0.75 per share with an expiration date of January 6, 2016.

•
On September 22, 2006, we granted James Kopperson options to purchase 100,000 shares of our common stock at the exercise price of $1.20 per share with an expiration date of September 22, 2016. On November 24, 2006, we granted James Kopperson options to purchase 300,000 shares of our common stock at the exercise price of $1.15 per share with an expiration date of November 24, 2016.

•	On March 24, 2006, we granted Stewart Redwood options to purchase 100,000 shares of our common stock at the exercise price of $1.90 per share with an expiration date of March 24, 2016.

At no time during the last fiscal year was any outstanding option repriced or otherwise modified. There was no tandem feature, reload feature, or tax-reimbursement feature associated with any of the stock options we granted to our executive officers or otherwise.

Outstanding Equity Awards at Fiscal Year-End

The table below summarizes all unexercised options, stock that has not vested, and equity incentive plan awards for each named executive officer as of December 31, 2006.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END
OPTION AWARDS						STOCK AWARDS
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested (#)
Daniel Hunter	112,500	0 (1)	-	0.75	01/06/2016	-	-	-	-
J. Randall Martin	125,000	375,000 (2)	-	1.65	03/17/2016	-	-	-	-
Kenneth Phillippe	37,500	112,500 (3)	-	0.75	01/06/2016	-	-	-	-
Luis Gabriel Correa Ocampo	12,500	37,500 (4)	-	0.75	01/16/2016	-	-	-	-
James Kopperson	- -	100,000 (5) 300,000 (6)	-	1.20 1.15	09/22/2016 11/24/2016	- -	- -	- -	- -
Stewart Redwood	25,000	75,000 (7)	-	1.90	03/24/2016	-	-	-	-

(1)
At the time of Mr. Hunter’s resignation on December 31, 2006, 112,500 options had vested and are exercisable until March 31, 2007. The remaining 337,500 stock options with an associated compensation expense of $369,454 were forfeited.

(2)	125,000 become vested and exercisable on March 17, 2007, 125,000 become vested and exercisable on September 17, 2007, and the remaining 125,000 become vested and exercisable on March 17, 2008.
(3)	37,500 became vested and exercisable on January 6, 2007, 37,500 become vested and exercisable on July 6, 2007, and the remaining 37,500 become vested and exercisable on January 6, 2008.
(4)	12,500 became vested and exercisable on January 6, 2007, 12,500 become vested and exercisable on July 6, 2007, and the remaining 12,500 become vested and exercisable on January 6, 2008.
(5)
25,000 become vested and exercisable on March 22, 2007, 25,000 become vested and exercisable on September 22, 2007, 25,000 become vested and exercisable on March 22, 2008, and the remaining 25,000 become vested and exercisable on September 22, 2008.

(6)
75,000 become vested and exercisable on May 24, 2007, 75,000 become vested and exercisable on November 24, 2007, 75,000 become vested and exercisable on May 24, 2008, and the remaining 75,000 become vested and exercisable on November 24, 2008.

(7)	25,000 become vested and exercisable on March 24, 2007, 25,000 become vested and exercisable on September 24, 2007, and the remaining 25,000 become vested and exercisable on March 24, 2008.

Compensation of Directors

The table below summarizes all compensation of our directors as of December 31, 2006.

DIRECTOR COMPENSATION
Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Non-Qualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Daniel Hunter	-	-	492,606	-	-	90,870	583,476
J. Randall Martin	-	-	619,905	-	-	90,000	709,905
Harry Hopmeyer (1)	-	-	547,340	-	-	57,500	604,840
Thomas Ernst McGrail	-	-	218,936	-	-	81,200	300,136
Hernando Molina Velez (2)	-	-	218,936	-	-	47,606	266,542
Robert E. Van Tassell	-	-	218,936	-	-	-	218,936
David Bikernan	-	-	255,380	-	-	-	255,380

(1)	On November 14, 2006, Mr. Hopmeyer passed away.
(2)	On August 31, 2006, Hernando Molina Velez resigned as a member of our board of directors. Mr. Velez continues to provide legal services to the company.

Narrative Disclosure to the Director Compensation Table

We do not pay any cash compensation to our directors.

Consulting Fees

The amounts disclosed as “All Other Compensation” in the Director Compensation table above relate to consulting fees earned by directors for consulting services performed during the fiscal year ended December 31, 2006.

The consulting fees received by J. Randall Martin and Daniel Hunter were earned in connection with the Consulting Services Agreement each entered into on August 1, 2006 which is described in the narrative disclosure to the summary compensation table above. These consulting fees have been included in the column titled “All Other Compensation” in both the summary compensation able for our executive officers and the director compensation table above.

On August 1, 2006, we entered into Consulting Services Agreement (the “Agreement”) with Harry Hopmeyer, the Chairman of our board of directors. The Agreement is effective for a period of two (2) years commencing May 1, 2006 and may be terminated by mutual consent, for cause (as defined in the Agreement), or without cause. In the event of termination without cause, the Agreement provides that Mr. Hopmeyer will receive a lump sum payment equal to twelve (12) months of consulting fees and that any stock options granted to the officer shall vest immediately. Following termination the Agreement, Mr. Hopmeyer is subject to a one-year covenant not to compete within the Republic of Colombia and a one-year covenant not to solicit any of our consultants or employees. Under the Agreement, which was effective as of May 1, 2006, Mr. Hopmeyer agreed to devote his best efforts, skill, and sufficient time to carrying out his responsibilities under the Agreement. The Agreement also required that each Mr. Hopmeyer act in substantial accordance with all reasonable instructions of our board of directors and that he provide all management and operation services as may be requested by the board.

Under the terms of the Agreement, Mr. Hopmeyer received monthly compensation of $5,000 plus applicable Canadian Good and Services Tax commencing May 1, 2006 totaling $57,500 in consulting fees for the fiscal year ended December 31, 2006 which is recorded in the director compensation table above in “All Other Compensation.” The Consulting Services Agreement with Mr. Hopmeyer was terminated on November 14, 2006 following his passing.

During the fiscal year ended December 31, 2006, we retained Thomas Ernst McGrail to provide consulting services to us on an as-needed basis at the rate of $600 per day. During the fiscal year ended December 31, 2006, we paid Mr. McGrail a total of $81,200 in consulting fees which is included in the column titled “All Other Compensation” in the director compensation table above.

During the fiscal year ended December 31, 2006, we retained Hernando Molina Velez to provide legal services to us relating the local legal issues in Colombia. We paid Mr. Velez an average monthly fee of approximately $4,000 for the fiscal year ended December 31, 2006. During the fiscal year ended December 31, 2006, we paid Mr. Velez a total of $47,606 in legal fees which is included in the column titled “All Other Compensation” in the director compensation table above.

Stock Option Grants

Directors receive stock option awards annually as follows: Chairman of the Board receives options to purchase 400,000 to 500,000 shares of our common stock and all other members of the board who do not also serve as executive officers receive options to purchase 200,000 to 300,000 shares of our common stock.

All options granted to our directors have the following attributes: i) two year vesting period, 25% every six months from the date of grant ii) ten year life. The aggregate fair value of these options was computed in accordance with FAS 123R and is reported in the director compensation table above in the column titled “Option Awards.” Further information regarding our Equity Compensation Plans and Awards, including valuation assumptions used in the preparation of these tables, is included in note 5 to our December 31, 2006 audited consolidated financial statements.

During the fiscal year ended 2006, we granted our directors stock options as follows:

•
On March 17, 2006, we granted J. Randall Martin options to purchase 500,000 shares of our common stock at the exercise price of $1.65 per share with an expiration date of March 17, 2016. 125,000 of these stock options have vested and are exercisable, 125,000 become vested and exercisable on March 17, 2007, 125,000 become vested and exercisable on September 17, 2007, and the remaining 125,000 become vested and exercisable on March 17, 2008.

•
On January 6, 2006, we granted Daniel Hunter options to purchase 450,000 shares of our common stock at the exercise price of $0.75 per share with an expiration date of January 6, 2016. At the time of Mr. Hunter’s resignation on December 31, 2006, 112,500 options had vested and are exercisable until March 31, 2007. The remaining 337,500 stock options with an associated compensation expense of $369,454 were forfeited.

•
On January 6, 2006, we granted Harry Hopmeyer options to purchase 500,000 shares of our common stock at the exercise price of $0.75 per share with an expiration date of January 6, 2016. At the time of Mr. Hopmeyer passing, options to purchase 125,000 shares of our common stock had vested and are exercisable until November 14, 2007 and the remaining 375,000 unexercised options, with an associated compensation expense of $410,505, were forfeited.

•
On January 6, 2006, we granted Thomas Ernst McGrail options to purchase 200,000 shares of our common stock at the exercise price of $0.75 per share with an expiration date of January 6, 2016. 100,000 of these stock options have vested and are exercisable, 50,000 become vested and exercisable on July 6, 2007, and the remaining 50,000 become vested and exercisable on January 6, 2008.

•
On January 6, 2006, we granted Hernando Molina Velez options to purchase 200,000 shares of our common stock at the exercise price of $0.75 per share with an expiration date of January 6, 2016. 100,000 of these stock options have vested and are exercisable, 50,000 become vested and exercisable on July 6, 2007, and the remaining 50,000 become vested and exercisable on January 6, 2008.

•
On January 6, 2006, we granted Robert E. Van Tassell options to purchase 200,000 shares of our common stock at the exercise price of $0.75 per share with an expiration date of January 6, 2016. 100,000 of these stock options have vested and are exercisable, 50,000 become vested and exercisable on July 6, 2007, and the remaining 50,000 become vested and exercisable on January 6, 2008.

•
On July 31, 2006, we granted David Bikerman options to purchase 200,000 shares of our common stock at the exercise price of $1.35 per share with an expiration date of July 31, 2016. 50,000 of these stock options become vested and are exercisable on January 31, 2007, 50,000 become vested and exercisable on July 31, 2007, 50,000 become vested and exercisable on January 31, 2008, and the remaining 50,000 become vested and exercisable on July 31, 2008.

Item 11. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth, as of March 21, 2007, the beneficial ownership of our common stock by each executive officer and director, by each person known by us to beneficially own more than 5% of the our common stock and by the executive officers and directors as a group. Except as otherwise indicated, all shares are owned directly and the percentage shown is based on 65,056,849 shares of common stock issued and outstanding on March 21, 2007. Except as otherwise indicated, the address of each person named in this table is c/o Colombia Goldfields Ltd., #208-8 King Street East, Toronto, Ontario, Canada M5C 1B5.

Title of class	Name and address of beneficial owner (1)	Amount of beneficial ownership	Percent of class*
Executive Officers & Directors:
Common	J. Randall Martin	1,000,000 shares	1.9% (2)
Common	Stewart D. Redwood	0 shares	0% (3)
Common	Thomas Ernest McGrail	200,000 shares	0.5% (4)
Common	David Bikerman	0 shares	0% (5)
Common	James Kopperson	0 shares	0% (6)
Common	Terry Lyons	0 shares	0% (7)
Common	James Verraster	0 shares	0% (8)
Common	Edward Flood	0 shares	0% (9)
Common	Jonathan Berg	0 shares	0% (10)
Total of All Directors and Executive Officers:		1,200,000 shares	2.4%
More Than 5% Beneficial Owners:
Common	Daniel Hunter 47150 Greenhills Rd. Chilliwack, B.C. Canada V2R 4T2	3,507,900 shares	5.4% (11)
Common	Investcol Limited (12)	13,200,000 shares	20.3%

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

(2)	Mr. Martin was granted options to purchase 500,000 shares of common stock at an exercise price of $1.65 per share of which 250,000 of these options have vested and are exercisable within 60 days.
(3)	Mr. Redwood was granted options to purchase 100,000 shares of common stock at an exercise price of $1.90 per share of which 25,000 of these options have vested and are exercisable within 60 days.
(4)
Mr. McGrail was granted options to purchase 200,000 shares of common stock at an exercise price of $0.75 per share and 100,000 shares of common stock at an exercise price of $1.17 of which 100,000 of these options have vested and are exercisable within 60 days.

(5)
Mr. Bikerman was granted options to purchase 200,000 shares of common stock at an exercise price of $1.35 per share and 100,000 shares of common stock at an exercise price of $1.17 of which 50,000 of these options are exercisable within 60 days.

(6)
Mr. Kopperson was granted options to purchase 100,000 shares of common stock at an exercise price of $1.20 per share and 300,000 shares of common stock at an exercise price of $1.15 per share of which 25,000 of these options are exercisable within 60 days.

(7)	Mr. Lyons was granted options to purchase 300,000 shares of common stock at an exercise price of $1.18 per share of which none of these options have vested and are exercisable within 60 days.
(8)	Mr. Verraster was granted options to purchase 300,000 shares of common stock at an exercise price of $1.18 per share of which none of these options have vested and are exercisable within 60 days.
(9)	Mr. Flood was granted options to purchase 300,000 shares of common stock at an exercise price of $1.18 per share of which none of these options have vested and are exercisable within 60 days.
(10)	Mr. Berg was granted options to purchase 300,000 shares of common stock at an exercise price of $1.18 per share of which none of these options have vested and are exercisable within 60 days.
(11)	Based on information provided in a Form 4 filed by Mr. Hunter on March 6, 2007
(12)
Mr. Martin is an officer and director of Investcol Limited. Pursuant to Rule 13d-4 of the Securities and Exchange Act of 1934, Mr. Martin disclaims beneficial ownership over the shares held by Investcol Limited. The shares held by Investcol Limited have not been included in the calculation of beneficial ownership for Mr. Martin.

Item 12. Certain Relationships and Related Transactions

Except as disclosed below, none of our directors or executive officers, nor any proposed nominee for election as a director, nor any person who beneficially owns, directly or indirectly, shares carrying more than 5% of the voting rights attached to all of our outstanding shares, nor any members of the immediate family (including spouse, parents, children, siblings, and in-laws) of any of the foregoing persons has any material interest, direct or indirect, in any transaction since the beginning of our last fiscal year on January 1, 2006 or in any presently proposed transaction which, in either case, has or will materially affect us.

Pursuant to a Stock Purchase Agreement (“Agreement”) we entered into on January 12, 2006 with Investcol Limited and RNC (Colombia) Limited, a Belize corporation and a wholly-owned subsidiary of Investcol ("RNC"), the exercise of an option pursuant to the Stock Purchase Agreement on April 28, 2006, First Amendment to the Agreement executed on August 22, 2006, and the Second Amendment to the Agreement executed on December 14, 2006, we acquired ninety percent (90%) of the issued and outstanding stock of RNC and hold an option to acquire the remaining ten percent (10%) of RNC's issued until May 1, 2009. This option to acquire the final 10% interest in RNC until May 1, 2009, resulting in our owning 100% of RNC, can be exercised for the purchase price of $15,000,000. This payment can be made in either cash, shares of our common stock, or any combination thereof. Any shares issued shall be valued at 90% if the average closing price of our common stock as reported on a national securities exchange or national market or quotation system over the 30 day period immediately preceding the deliver of notice to Investcol of our intent to exercise this option. In consideration for this acquisition, we issued a total of 11,200,000 shares of our common stock to Investcol, paid $200,000 to Investcol, and provided non-interest bearing demand loans totaling to RNC in the amount of $10,200,000.

On April 10, 2006, we acquired Investcol’s rights in certain mining contracts to exclusively engage in mining activities on Concessions 6993, 7039, 6821, and 6770 (the “Contracts”) and options that Investcol holds to acquire the exclusive rights to engage in mining activities on Concessions HET-31, 32, 26, 27, and HETG-01 (the “Options”) all located within an area in Colombia referred to as the Caramanta location. In consideration for this acquisition, we issued to Investcol one million restricted shares of our common stock and paid to Investcol $350,000.

Mr. Martin, our Chief Executive Officer and member of our board of directors, was appointed as an officer and director of Investcol on February 23, 2006 and continues to serve in this capacity. Mr. Martin was also appointed as an officer and director of RNC (Colombia) Limited, a subsidiary of Investcol, on February 23, 2006 and continues to serve in this capacity.

Luis Gabriel Correa Ocampo, who served as our Vice President of Exploration from June 2005 to December 2006, was employed also by Cia Servicios Logísticos de Colombia Ltda. as its Chief Geologist until August 2006.

We retained Dr. Stewart D. Redwood to prepare a report in December 2005 entitled “The Geological Model of the Marmato Gold Deposit, Colombia” and in February 2006 to prepare a report entitled “The Exploration Potential of the El Salto Gold Prospect, Caldas, Colombia.” Subsequent to preparing these reports, our board of directors appointed Dr. Redwood to serve as our Vice President of Exploration on December 1, 2006.

On August 15, 2006, we entered into a consulting agreement with James Kopperson where Mr. Kopperson provided services to us at the rate of Cdn $200.00 / hr. Mr. Kopperson was later appointed to act as our Chief Financial Officer on December 1, 2006.

On February 27, 2007, we entered into a promissory note (“Note”) with our Chief Executive Officer, J.R. Martin, T.W. Lough, and RNC (Management) Limited (the “Lenders”) for the purpose of providing us with short-term financing to sustain our operations and to continue our acquisition of property interests in the Zona Alta portion of the Marmato project in Colombia. This Note is for $3,700,000 and is payable upon the completion of an ongoing private equity offering or April 15, 2007, whichever is first. Mr. Martin provided $2,000,000 of the total financing, Mr. Lough provided $1,000,000 of the total financing, and RNC (Management) Limited provided the remaining $700,000. Mr. Lough is the President and a director of Investcol Limited. We purchased our 90% interest and have an option to acquire to remaining 10% interest in RNC (Colombia) Limited from Investcol Limited. The outstanding principal amount of this Note bears interest at a rate of ten percent (10%) per annum. In consideration of this Note, we agreed to pay each Lender a fee equal to five percent (5%) of the initial loan amount provided by the Lender.

Item 13. Exhibits

Exhibit Number	Description
2.1	RNC Stock Purchase Agreement (1)
3.1	Articles of Incorporation, as amended (2)
3.2	By-laws, as amended (2)
10.1	Consulting Agreement with Stewart Redwood
10.2	Assignment Agreement with Investcol Limited (3)
10.3	Agreement with Investcol Limited (3)
10.4
Assignment Agreement with Investcol Limited regarding Concessions 6993, 7039, 6821, and 6770 and options to acquire the exclusive rights to engage in mining activities on Concessions HET-31, 32, 26, 27, and HETG-01 (4)

10.5
Amendment to Agreement with Investcol Limited regarding Concessions 6993, 7039, 6821, and 6770 and options to acquire the exclusive rights to engage in mining activities on Concessions HET-31, 32, 26, 27, and HETG-01 (4)

10.6	Contract for Purchase of Concessions 6993, 7039, 6821, and 6770 and options to acquire the exclusive rights to engage in mining activities on Concessions HET-31, 32, 26, 27, and HETG-01 (4)
10.7	Consulting Services Agreement with J. Randall Martin (5)
10.8	Master Agreement for Acquisition of properties in Caramanta (6)
10.9	Second Amendment to Stock Purchase Agreement (7)
14.1	Code of Ethics (2)
21.1	Subsidiaries of Small Business Issuer (3)
31.1	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Securities Exchange Act Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)	Incorporated by reference to Current Report on Form 8-K filed on February 26, 2006
(2)	Incorporated by reference to Registration Statement on Form SB-2 filed on July 28, 2006
(3)	Incorporated by reference to Current Report on Form 8-K filed on September 28, 2005
(4)	Incorporated by reference to Annual Report on Form 10-KSB filed on April 17, 2006
(5)	Incorporated by reference to Current Report on Form 8-K filed on August 4, 2006
(6)	Incorporated by reference to Current Report on Form 8-K filed on September 29, 2006
(7)	Incorporated by reference to Current Report on Form 8-K filed on December 15, 2006
(8)	Incorporated by reference to Annual Report on Form 10KSB filed with the Securities and Exchange Commission on April 16, 2005
(9)	Incorporated by reference to Amended Registration Statement on Form SB-2/A filed on October 27, 2006

Item 14. Principal Accountant Fees and Services

Audit Fees

The aggregate fees billed by our auditors for professional services rendered in connection with a review of the financial statements included in our quarterly reports on Form 10-QSB and the audit of our annual consolidated financial statements for the fiscal years ended December 31, 2006 and December 31, 2005 were approximately $191,000 and $8,988 respectively.

Audit-Related Fees

Our predecessor auditors did not bill any additional fees for assurance and related services that are reasonably related to the performance of the audit or review of our financial statements.  Our current auditor billed $25,000 in additional fees for assurance and related services that are reasonably related to the performance of the audit or review of our financial statements.

Tax Fees

The aggregate fees billed by our auditors for professional services for tax compliance, tax advice, and tax planning were $0 and $0 for the fiscal years ended December 31, 2006 and 2005.

All Other Fees

The aggregate fees billed by our auditors for all other non-audit services, such as attending meetings and other miscellaneous financial consulting, for the fiscal years ended December 31, 2006 and 2005 were $0 and $0 respectively.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Colombia Goldfields Ltd.

By: /s/J. Randall Martin	By: /s/ James Kopperson
J. Randall Martin Chief Executive Officer March 29, 2007	James Kopperson Chief Financial Officer March 29, 2007

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

By: /s/ J. Randall Martin	By: /s/ David Bikerman
J. Randall Martin Director March 29, 2007	David Bikerman Director March 29, 2007

By: /s/ Thomas Ernst McGrail	By: /s/ Terry Lyons
Thomas Ernst McGrail Director March 29, 2007	Terry Lyons Director March 29, 2007

By: /s/ James Verraster	By: /s/ Edward Flood
James Verraster Director March 29, 2007	Edward Flood Director March 29, 2007

By: /s/ Jonathan Berg
Jonathan Berg Director March 29, 2007