Form 10QSB
period 2007-03-31
COLOMBIA GOLDFIELDS LTD
filed 2007-05-10
CIK 1223663

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-QSB

[X]	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2007

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

State the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 65,706,849 common shares as of April 30, 2007.

Transitional Small Business Disclosure Format (check one): Yes [ ] No [X]

PART I - FINANCIAL INFORMATION

Item 1.      Financial Statements

Our unaudited consolidated financial statements included in this Form 10-QSB are as follows:
F-1	Interim Consolidated Balance Sheet as of March 31, 2007 (unaudited);
F-2	Interim Consolidated Statements of Operations for the three months ended March 31, 2007 and 2006 and from inception (March 25, 2003) through March 31, 2007 (unaudited);
F-3	Interim Consolidated Statements of Stockholders’ Equity (Deficiency) for the period from inception (March 25, 2003) through March 31, 2007 (unaudited);
F-6	Interim Consolidated Statements of Cash Flows for the three months ended March 31, 2007 and 2006 and from inception (March 25, 2003) through March 31, 2007 (unaudited);
F-7	Notes to Interim Consolidated Financial Statements;

These unaudited interim consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the SEC instructions to Form 10-QSB. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the interim period ended March 31, 2007 are not necessarily indicative of the results that can be expected for the full year.

COLOMBIA GOLDFIELDS LTD.
(An Exploration Stage Company)
INTERIM CONSOLIDATED BALANCE SHEETS

US Dollars	March 31, 2007 (unaudited)	December 31, 2006

ASSETS

Current

Cash and cash equivalents	$3,941,968	$882,913
Prepaid expenses and deposits	368,628	176,347
Prepaid consulting fees (Note 5)	485,000	-
	4,795,596	1,059,260

Mineral and exploration properties and rights (Note 3)	47,268,969	43,528,386
Property and equipment, net of accumulated amortization (Note 4)	415,299	419,733
Prepaid consulting fees (Note 5)	228,750	-
	$52,708,614	$45,007,379

LIABILITIES

Current

Accounts payable and accrued liabilities (Note 6)	$6,908,945	$6,037,671

Non Current
Deferred income tax liability (Notes 3 and 7)	9,334,814	9,759,524
	16,243,759	15,797,195

STOCKHOLDERS’ EQUITY

Common stock (Note 5)
Authorized: 200,000,000 common shares, $0.00001 par value	661	565
Issued and Outstanding: 65,706,849 common shares (December 31, 2006, 56,039,849 common shares)

Additional paid-in capital (Note 5)	46,797,272	37,039,266
	46,797,933	37,039,831
Deficit accumulated during the exploration stage	(10,333,078)	(7,829,647)
	36,464,855	29,210,184
	$52,708,614	$45,007,379

See accompanying Notes to Consolidated Financial Statements

COLOMBIA GOLDFIELDS LTD.
(An Exploration Stage Company)
INTERIM CONSOLIDATED STATEMENTS OF OPERATIONS

US Dollars	Three Months Ended March 31, 2007 (unaudited)	Three Months Ended March 31, 2006 (unaudited)	Cumulative from Inception (March 25, 2003) through March 31, 2007 (unaudited)

REVENUES	$-	$-	$-

OPERATING EXPENSES

Mineral property exploration expenses (Notes 3 and 5)	1,472,016	572,623	5,949,752
General and administrative (Note 5)	1,447,040	758,724	5,787,657
Amortization	18,814	5,444	86,919
Total operating expenses	2,937,870	1,336,791	11,824,328

Other income	(9,729)	(3,552)	(127,763)
Loss from continuing operations	(2,928,141)	(1,333,239)	(11,696,565)

Income from discontinued operations (Note 1)	-	-	9,827
Loss before deferred income taxes	(2,928,141)	(1,333,239)	(11,686,738)
Deferred income tax recovery (Note 7)	(424,710)	-	(1,353,660)
NET LOSS	$(2,503,431)	$(1,333,239)	$(10,333,078)

LOSS PER SHARE - BASIC AND DILUTED	$(0.04)	$(0.04)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING
Basic and diluted	57,211,516	32,395,377

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

See accompanying Notes to Consolidated Financial Statements

COLOMBIA GOLDFIELDS LTD.
(An Exploration Stage Company)
INTERIM CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIENCY)

US Dollars	Common Shares	Stock Amount	Additional Paid-in Capital	Share Subscriptions Received	Deficit Accumulated During The Exploration Stage	Total Stockholders’ Equity (Deficiency)

Balance, December 31, 2005	29,589,100	$296	$1,465,354	$1,767,650	$(1,550,963)	$1,682,337

Year Ended December 31, 2006:
Issue of common stock for cash at $0.60 per share on January 24, 2006, net of $187,565 finders fee	3,126,083	31	1,688,054	(1,767,650)	-	(79,565)
Issue of common stock for Mineral concessions at $1.90 per share on February 14, 2006	1,000,000	10	1,899,990	-	-	1,900,000
Issue of common stock For Mineral concession at $2.25 per share on April 10, 2006	1,000,000	10	2,249,990	-	-	2,250,000
Issue of common stock for cash at $1.50 per unit (common shares & warrants less finders fee of $585,060 on April 26, 2006	6,500,666	65	6,416,112	-	-	6,416,177
Issue of share purchase warrants with April 26, 2006 common stock issuance	-	-	2,749,762	-	-	2,749,762
Issue of common stock forMineral concessions of $2.74 per share on April 28, 2006	2,000,000	20	5,479,980	-	-	5,480,000
Issue of common stock for Mineral concessions at $1.10 per share on August 22, 2006	4,200,000	42	4,619,958	-	-	4,620,000
Issue of common stock for Mineral concessions at $1.41 per share on September 25, 2006	1,150,000	16	1,621,484	-	-	1,621,500
Issue of common shares per exercise of 3,471,000 warrants on October 14, 2006.	3,471,000	35	1,735,465	-	-	1,735,500
Issue of common stock for Mineral concessions at $1.28 per share on December 14, 2006.	4,000,000	40	5,119,960	-	-	5,120,000
Stock based compensation	-	-	1,993,157	-	-	1,993,157
Net loss for the twelve months ended December 31, 2006	-	-	-	-	(6,278,684)	(6,278,684)
Balance December 31, 2006	56,036,849	$565	$37,039,266	$-	$(7,829,647)	$29,210,184

See accompanying Notes to Consolidated Financial Statements

COLOMBIA GOLDFIELDS LTD.
(An Exploration Stage Company)
INTERIM CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIENCY)

US Dollars	Common Shares	Stock Amount	Additional Paid-in Capital	Share Subscriptions Received	Deficit Accumulated During The Exploration Stage	Total Stockholders’ Equity (Deficiency)

Balance, December 31, 2006	56,036,849	$565	$37,039,266	$-	$(7,829,647)	$29,210,184

Three Months Ended March 31, 2007:
Issue of common stock for cash at $1.00 per share less agents fee of $541,200 on March 21, 2007	9,020,000	90	8,074,434	-	-	8,074,524
Issue of agents’ warrants in connection with March 21, 2007 common stock issuance			404,276	-	-	404,276
Issue of common stock for consulting services	650,000	6	967,119	-	-	967,125
Stock based compensation - stock options	-	-	312,177	-	-	312,177
Net loss for the three months ended March 31, 2007			-	-	(2,503,431)	(2,503,431)
Balance March 31, 2007	65,706,849	$661	$46,797,272	$-	$(10,333,078)	$36,464,855

See accompanying Notes to Consolidated Financial Statements

COLOMBIA GOLDFIELDS LTD.
(An Exploration Stage Company)
INTERIM CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended March 31, 2007 (unaudited)	Three Months Ended March 31, 2006 (unaudited)	Cumulative Inception (March 25, 2003) through March 31, 2007 (unaudited)

OPERATING ACTIVITIES:
Net loss	$(2,503,431)	$(1,333,239)	$(10,333,078)
Items not requiring cash outlay:
- Consulting fees	-	-	52,400
- Amortization	18,814	5,444	88,919
- Mineral property exploration	-	-	250,000
- Stock based compensation	565,552	486,489	2,558,709
- Deferred income taxes	(424,710)	-	(1,353,660)
Changes in non-cash working capital items
- Accounts receivable	-	-	-
- Prepaid expenses and deposits	(192,281)	14,149	(368,628)
- Exploration expenditure advances	-	(53,659)	-
- Accounts payable and accrued liabilities	710,501	10,586	1,138,634
- Due to/from related parties	-	335,516	4,999
Net cash used in operating activities	(1,825,555)	(534,714)	(7,961,705)

FINANCING ACTIVITIES:
Issuance of securities, net of finder fees	8,478,800	(79,565)	22,224,575
Issuance of bridge loan	3,700,000	-	3,700,000
Repayment of bridge loan	(3,700,000)	-	(3,700,000)
Net cash provided by (used in) financing activities	8,478,800	(79,565)	22,224,575

INVESTING ACTIVITIES:
Purchase of mineral exploration rights	(3,579,810)	(254,400)	(9,818,684)
Purchase of equipment	(14,380)	(38,538)	(481,218)
Website development costs	-	(15,000)	(21,000)
Net cash used in investing activities	(3,594,190)	(307,938)	(10,320,902)

INCREASE (DECREASE) IN CASH	$3,059,055	$(922,217)	$3,941,968

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	882,913	1,565,640	-
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$3,941,968	$643,423	$3,941,968

SUPPLEMENTAL CASH FLOW INFORMATION
Interest and financing fees- bridge loan	$230,911	$-	$230,911
Taxes	$-	$-	$-

See accompanying Notes to Consolidated Financial Statements

COLOMBIA GOLDFIELDS LTD.
(An Exploration Stage Company)
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - GOING CONCERN AND NATURE OF OPERATIONS

The Company was incorporated under the laws of the State of Nevada, U.S.A., on March 25, 2003. The Company changed its name from Secure Automated Enterprises, Inc. to Colombia Goldfields Ltd. on May 13, 2005. The Company changed its operational focus from providing electronic filings services for public access document submissions to the U.S. Securities Exchange Commission, to acquisition of, exploration for, and development of mineral properties. The Company is currently in the exploration stage. On July 31, 2006, the Company’s jurisdiction of incorporation was changed to the state of Delaware.

In the first quarter of 2005, the Company discontinued its electronic filings services operations and historical income and expenses relating to these discontinued operations have been classified as discontinued operations in the Statements of Operations for all comparative periods presented.

The Company has incurred a cumulative net loss since inception on March 25, 2003 to March 31, 2007 of $10,333,078 and has no source of operating revenue. The Company’s ability to meet its obligations and continue as a going concern is dependent on the ability to identify and complete future funding. While the Company has been successful in raising financing to date, there can be no assurance that it will be able to do so in the future.

These consolidated financial statements have been prepared using U.S generally accepted accounting principles applicable to a going concern which contemplates the realization of assets and settlement of liabilities in the normal course of business as they come due. In addition to the Company’s working capital requirements and its cumulative losses during the period ended March 31, 2007 and since inception, the Company must also secure sufficient funding to meet its spending and purchase option obligations with respect to its mineral properties in order to maintain its option to purchase certain mining and mineral rights. These circumstances lend substantial doubt as to the ability of the Company to meet its obligations as they come due and, accordingly, as to the appropriateness of the use of accounting principles applicable to a going concern. In recognition of these circumstances, the Company raised funding of $9,020,000 through a private placement of additional share capital in March 2007 and intends to continue relying upon the issuance of securities to finance exploration, meet contractual obligations and continue as a going concern. As of the date of the approval of the consolidated financial statements, there is no assurance that these initiatives will be sufficient or successful.

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

COLOMBIA GOLDFIELDS LTD.
(An Exploration Stage Company)
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited interim consolidated financial statements have been prepared in accordance with the accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 2007 are not necessarily indicative of the results that may be expected for the year ended December 31, 2007.

The consolidated balance sheet at March 31, 2007 has been derived from the audited financial statements at December 31, 2006 but these financial statements do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. For further information, refer to the financial statements and footnotes thereto included in the Company’s annual report on Form 10-KSB for the year ended December 31, 2006.

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

These consolidated financial statements include the accounts of (i) Colombia Goldfields Ltd., Delaware corporation (ii) the Company’s 90% interest in RNC (Colombia) Limited (“RNC”), a Belize corporation and its 94.99% owned subsidiary - Compania Minera De Caldas, S.A. (“Caldas”), a Colombia corporation, (iii) the Company’s 94.99% interest in Gavilan Minerales, S.A. (“Gavilan”) a Colombia corporation. All significant inter-company transactions and balances have been eliminated upon consolidation.

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

COLOMBIA GOLDFIELDS LTD.
(An Exploration Stage Company)
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

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

On August 22, 2006 the Company acquired an additional 25% of RNC, bringing the Company’s total ownership to 75%. These financial statements reflect the consolidation of the Company’s 75% interest in RNC for the period August 23, 2006 to December 14, 2006.

On September 25, 2006 the Company acquired 94.99% of the outstanding shares of Gavilan. These financial statements reflect the consolidation of Gavilan for the period of September 25, 2006 to March 31, 2007.

On December 14, 2006 the Company acquired a further 15% of RNC, bringing the Company’s total ownership to 90%. These financial statements reflect the consolidation of the Company’s 90% interest in RNC for the period December 15, 2006 to March 31, 2007.

Since the non-controlling shareholders of RNC and Gavilan have no obligation to contribute any additional capital and the Company was the primary entity obligated to fund future exploratory work, no non-controlling interest related to RNC or Gavilan has been recognized in the consolidated statements of operations for the period January 1, 2006 to March 31, 2007 and in the consolidated balance sheet at March 31, 2007.

Mineral Property Rights Acquisition and Exploration Expenditures

Costs of acquiring mining properties are capitalized upon acquisition. Pursuant to SFAS No. 34, Capitalization of Interest Costs, interest costs attributable to mineral property acquisitions are also capitalized.  Mine development costs incurred either to develop new ore deposits, expand the capacity of mines, or to develop mine areas substantially in advance of current production are also capitalized once proven and probable reserves exist and the property is a commercially mineable property. Costs incurred to maintain current production or to maintain assets on a standby basis are charged to operations. Costs of abandoned projects are charged to operations upon abandonment. The Company evaluates the carrying value of capitalized mining costs and related property, plant and equipment costs, to determine if these costs are in excess of their net recoverable amount whenever events or changes in circumstances indicate that their carrying amounts may not be recoverable. The periodic evaluation of carrying value of capitalized costs and any related property, plant and equipment costs are based upon expected future cash flows and/or estimated salvage value in accordance with Statement of Financial Accounting Standards (SFAS) No. 144, Accounting for Impairment or Disposal of Long-Lived Assets.

Asset Retirement Obligations

The Company applies SFAS No. 143, Accounting for Assets Retirement Obligations which requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred. SFAS No. 143 requires the Company to record a liability for the present value of the estimated site restoration costs with a corresponding increase to the carrying amount of the related long-lived assets. The liability will be accreted until it has been fully incurred and the asset will be amortized over the life of the related assets. Adjustments for changes resulting from the passage of time and changes to either the timing or amount of the original present value estimate underlying the obligation will be made. As at March 31, 2007 and December 31, 2006 the Company does not have any asset retirement obligations.

Cash and Cash Equivalents

The Company considers all highly liquid instruments with a maturity of three months or less at the time of issuance to be cash equivalents.

COLOMBIA GOLDFIELDS LTD.
(An Exploration Stage Company)
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

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

Comprehensive Income

In accordance with SFAS 130, Reporting Comprehensive Income (“SFAS 130”), comprehensive income consists of net income and other gains and losses affecting stockholders’ equity that are excluded from net income, such as unrealized gains and losses on investments available for sale, foreign currency translation gains and losses when the Company has a functional currency other than US dollars, and minimum pension liabilities. For all periods presented, the Company’s financial statements do not include any of the additional elements that affect comprehensive income. Accordingly, net income and comprehensive income are identical.

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

COLOMBIA GOLDFIELDS LTD.
(An Exploration Stage Company)
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

The Company provides direct stock awards to certain directors, officers, and consultants. Direct stock awards are typically subject to a two year vesting period. Direct stock awards are recorded at fair value on the grant date, with compensation expense recognized on a straight-line basis over the vesting period.

Foreign Currency Translation

The Company’s functional currency is US dollars. Accordingly, foreign currency balances are translated into US dollars as follows i) Monetary assets and liabilities are translated at the period-end exchange rate ii) Non-monetary assets are translated at the rate of exchange in effect at their acquisition date; and iii) Revenue and expense items are translated at the average exchange rate for the respective period.

Foreign exchange gains and losses are recognized as period expenses.

Earnings (Loss) per Share

Basic earnings (loss) per share is computed by dividing net earnings (loss) available to common stockholders by the weighted average number of common shares outstanding during the period. Diluted net earnings (loss) per share on the potential exercise of the equity-based financial instruments is not presented where anti-dilutive. For the three months ended March 31, 2007 and 2006, outstanding share purchase warrants and options to purchase common shares were excluded from the computation of diluted earnings per share as the impact of these instruments was antidilutive as a result of losses incurred in these periods.

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

COLOMBIA GOLDFIELDS LTD.
(An Exploration Stage Company)
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

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

COLOMBIA GOLDFIELDS LTD.
(An Exploration Stage Company)
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

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

COLOMBIA GOLDFIELDS LTD.
(An Exploration Stage Company)
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

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

d)
Held the option to acquire an additional 25% of RNC (total 100% of RNC) until May 1, 2009 for a price equal to the 25% of the value of Caldas determined by a bankable feasibility study prepared by a certified mineral property evaluator, or other acceptable third party. The purchase price was payable in either cash or the Company’s common shares. Under the terms of the August 22, 2006 amended agreement, the Company held an option to acquire the remaining 25% of RNC on or before May 1, 2009 for a purchase price equal to 25% of the fair value of Caldas determined by a feasibility study. The purchase price, pursuant to the amended agreement, was limited to a maximum of $15,000,000 plus 4,000,000 shares of the Company. Payment of the purchase price was payable in either cash or common shares of the Company, or any combination thereof. On December 14, 2006, the parties executed a Second Amendment to the Stock Purchase Agreement (the “Second Amendment”) in order to revise the consideration required to exercise the Company’s option to acquire the remaining 25% of the issued and outstanding stock of RNC. Subject to the revised terms set forth in the Second Amendment, the Company held the option to acquire an additional 15% interest in RNC, in exchange for the issuance of 4,000,000 common shares of the Company to Investcol. In connection with the execution of the Second Amendment, the Company exercised its option, resulting in the Company acquiring an additional 15% of RNC, bringing the Company’s total ownership to 90%. The revised terms set forth in the Second Amendment provide that the Company has the option to acquire the remaining 10% of RNC until May 1, 2009 in exchange for a purchase price of $15,000,000. The purchase price can be made in either cash, shares of our common stock, or any combination thereof. Total consideration of $5,120,000 related to this transaction was recorded as part of acquired mineral and exploration properties and rights in fiscal 2006.

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

The following table summarizes the Company’s mineral concession acquisitions, mineral rights acquisitions, and mineral exploration expenses as recorded in the Company’s Consolidated financial statements for the period from Inception (March 25, 2003) through March 31, 2007:

COLOMBIA GOLDFIELDS LTD.
(An Exploration Stage Company)
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

		Three Months Ended March 31, 2007	Three Months Ended March 31, 2006	Cumulative From Inception (March 25, 2003) Through March 31, 2007
I)	Acquisition of mineral concessions	$-	$1,900,000	$22,200,841

II)	Acquisition of mineral and exploration rights	3,740,583	254,400	14,379,654

	Total acquired mineral and exploration properties and rights	3,740,583	2,154,400	36,580,495

III)	Exploration of acquired mineral properties	1,256,891	507,074	5,521,032

IV)	Stock based Compensation	215,125	65,549	428,720

	Total mineral property exploration expenses	1,472,016	572,623	5,949,752

	Total mineral property rights acquisition and exploration expenditures	$5,212,599	$2,727,023	$42,530,247

Capitalized Mineral and Exploration Properties and Rights

Acquired mineral and exploration properties and exploration rights at March 31, 2007 of $36,580,495 have been recorded at amounts necessary to reflect temporary differences associated with the differences between their accounting and tax bases. These differences arise primarily due to differences between the assigned values and tax bases of acquired Caramanta Project and Marmato Project mineral concessions. As a result, acquired mineral and exploration properties and rights are recorded in the consolidated balance sheets as follows:

	March 31, 2007	December 31, 2006
Purchase of mineral exploration rights	$36,580,495	$32,839,912

Recognition of deferred tax liability upon acquisition	10,688,474	10,688,474

Mineral and exploration properties and rights	$47,268,969	$43,528,386

NOTE 4 - PROPERTY AND EQUIPMENT

As at March 31, 2007	Cost	Accumulated Amortization	Net Book Value
Furniture and office equipment	$185,559	$(18,690)	$166,869
Building	87,181	(2,592)	84,589
Vehicles	193,478	(29,637)	163,841
Total	$466,218	$(50,919)	$415,299

COLOMBIA GOLDFIELDS LTD.
(An Exploration Stage Company)
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

As at December 31, 2006	Cost	Accumulated Amortization	Net Book Value
Furniture and office equipment	$171,656	$(11,292)	$160,364
Building	87,033	(1,451)	85,582
Vehicles	193,149	(19,362)	173,787
Total	$451,838	$(32,105)	$419,733

NOTE 5 - STOCKHOLDERS’ EQUITY

Common Stock

	March 31, 2007	December 31, 2006

Authorized:
200,000,000 common shares, $0.00001 par value

Issued and Outstanding:
65,706,849 common shares (December 31, 2006:56,036,849 shares)	$661	$565

i)	During the three months ended March 31, 2007, the Company completed the following transactions:

a)
On March 21, 2007, the Company completed a private equity offering of 9,020,000 common shares at $1.00 per common share. The gross proceeds received from the offering were $9,020,000. In connection with this private equity offering, the Company paid a commission of $541,200 and issued agents’ warrants to purchase 541,200 shares of the Company’s common stock with each warrant exercisable for a period of 36 months from the closing of the offering at an exercise price of $1.00 per share. The fair value of the agents’ warrants was $404,276 and has been accounted for as a reduction of the additional paid-in capital associated with the related March 21, 2007 common stock issuance.

b)	On March 22, 2007, the Company issued 650,000 common shares to certain consultants to the Company for services rendered as described under “Stock Options and Other Stock-Based Compensation”.

ii)	During the year ended December 31, 2006, the Company completed the following transactions:

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

COLOMBIA GOLDFIELDS LTD.
(An Exploration Stage Company)
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

d)
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

In connection with this private equity offering, the Company paid as a commission $585,061 and issued warrants to purchase 390,040 shares of the Company’s common stock with each warrant exercisable for a period of thirty-six (36) months from the closing of the offering at the exercise price of $2.00 per share. Assuming that all of these warrants are exercised, the Company will receive gross proceeds of $780,080.

The Company has allocated the total net proceeds from the offering of $9,165,939 to the various underlying equity instruments comprising the equity offering, based on the estimated relative fair value of each instrument at the offering date, as follows:

Common shares	$65
Additional paid in capital - common shares	6,416,112
Additional paid in capital - share purchase warrants	2,749,762
Total gross proceeds from private equity offering	$9,165,939

e)	On April 28, 2006, in connection with the acquisition of the second 25% of RNC, the Company issued 2,000,000 common shares at a fair values of $2.74 to Investcol. (See Note 3).

f)	On August 22, 2006 in connection with the acquisition of the third 25% of RNC, the Company issued 4,200,000 common shares at a value of $1.10 per share to Investcol. (See Note 3).

g)	On September 25, 2006 in connection with the Company’s acquisition of 100% of the Caramanta Exploration Properties, the Company issued 1,150,000 restricted common shares at a value of $1.41 (see Note 3).

h)	On October 14, 2006 3,471,000 share purchase warrants were exercised for net proceeds to the Company of $1,735,500 and 3,471,000 common shares were issued upon exercise.

i)	On December 14, 2006 in connection with the acquisition of the forth 15% of RNC, the Company issued 4,000,000 common shares at a value of $1.28 per share to Investcol (See Note 3).

COLOMBIA GOLDFIELDS LTD.
(An Exploration Stage Company)
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

Warrants

As at March 31, 2007, the following warrants were issued and outstanding:

# Warrants	Exercise Price	Expiry Date
6,500,666	$2.50 per share	April 25, 2008
390,040	$2.00 per share	April 25, 2009
541,200	$1.00 per share	March 22, 2010
7,431,906	$2.36 per share

Stock Options and Other Stock-Based Compensation

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

Pursuant to the Plan, during fiscal 2007 the Company granted 1,640,000 stock options to employees, directors, officers and consultants of the Company. These stock options vest at a rate of 25% every six months over a period of two years, and expire over a life of 10 years. For the three months ended March 31, 2007, the Company recorded a total of $312,177 in stock based compensation expense related to stock options in the consolidated statement of operations.

A summary of stock options granted and exercised is as follows:

	Shares	Weighted Average Exercise Price
Options outstanding at December 31, 2006	2,787,500	$1.16
Granted in fiscal 2007	1,640,000	1.17
Exercised in fiscal 2007	-	-
Forfeited and expired in fiscal 2007	(275,000)	(0.75)
Options outstanding at March 31, 2007	4,152,500	$1.19

	Period Ended March 31, 2007	Period Ended March 31, 2006

Weighted average fair value of options granted during the period	$0.98	$0.99

Weighted average fair value of options vested during the period	$1.20	$-

COLOMBIA GOLDFIELDS LTD.
(An Exploration Stage Company)
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

A summary of stock options outstanding and exercisable at March 31, 2007 is as follows:

Range of Exercise Prices	Number Outstanding	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (yrs)	Number Exercisable	Weighted Average Exercise Price
$0.75 - $1.00	762,500	$ 0.75	8.77	637,500	$ 0.75
$1.01 - $2.00	3,390,000	1.29	9.61	475,000	1.56
$0.75 - $2.00	4,152,500	$ 1.19	9.46	1,112,500	$ 1.09

The fair value of each option granted has been estimated as of the date of the grant using the Black-Scholes option pricing model with the following assumptions: risk-free interest rate of 4.45%, dividend yield 0%, a historic volatility of 76%, and expected term of 10 years, equal to the full life of the options as the Company does not expect any options to be exercised early.

Other Stock-Based Compensation

On October 1, 2006, the Company agreed to grant 500,000 common shares to a consultant providing services to the Company. Pursuant to the terms of the Consulting Agreement, should the Consultant’s employment terminate by the Consultant’s resignation before the period of two years has elapsed, the Consultant is required to return a pro rata portion of the shares based on the time remaining in the contract. In the case of a change in control of the Company by merger or sale of a majority stake or otherwise, the shares held by the Consultant will immediately vest. The fair value of the common stock award, based on the market price of the Company’s common shares at the agreement date, was $915,000. The shares were issued on March 22, 2007 and the Company accounts for this award by recognizing compensation expense ratably over twenty-four months, commencing on the agreement date. For the three months ended March 31, 2007, the Company recorded a total of $114,375 in stock based compensation expense related to this award in the fiscal 2007 consolidated statement of operations.

On January 15, 2007, the Company agreed to grant 150,000 common shares to a consultant for services rendered to the Company for the three months ended March 31, 2007. The fair value of the common stock award, based on the market price of the Company’s common shares at the agreement date, was $166,500. The shares were issued on March 22, 2007 and the Company accounts for this award by recognizing compensation expense ratably over three months, commencing on the agreement date. For the three months ended March 31, 2007, the Company recorded a total of $166,500 in stock based compensation expense related to this award in the fiscal 2007 consolidated statement of operations.

At March 31, 2007, there was $713,750 of unrecognized compensation cost related to unvested direct share awards. The cost is recorded as prepaid consulting fees in the Company’s consolidated balance sheet at March 31, 2007.

Summary of Stock-Based Compensation Expenses

The following table summarizes stock-based compensation recorded in the consolidated statements of operations:

	Period Ended March 31, 2007	Period Ended March 31, 2006	Cumulative from Inception (March 25, 2003) through March 31, 2007
Mineral property rights exploration expenses	$215,125	$65,549	$428,720
General and administrative	350,427	420,940	2,129,989
Total stock-based compensation	$565,552	$486,489	$2,558,709

COLOMBIA GOLDFIELDS LTD.
(An Exploration Stage Company)
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

As at March 31, 2007, there was $2,353,602 of unrecognized compensation cost related to unvested stock options. The cost is expected to be recognized as follows: Fiscal 2007 - $1,664,935; Fiscal 2008 - $649,569; Fiscal 2009 - $39,098.

At March 31, 2007, there was $713,750 unrecognized compensation cost related to unvested direct stock awards. The cost is expected to be recognized as follows: Fiscal 2007-$370,625; Fiscal 2008 - $343,125.

NOTE 6 - ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

The Company in the normal course of business enters into contractual obligations with Colombian titleholders to acquire mineral and exploration rights. Upon signing, 25% of the negotiated purchase price is due and payable with an additional 25% due when all required documentation has been submitted to the local mining department and the final 50% due when the mining claim has been registered in the Company’s name. Included in accounts payable and accrued liabilities at March 31, 2007 is $5,770,312 (December 31, 2006 - $5,609,538) in amounts owing pursuant to these agreements.

NOTE 7 - INCOME TAXES

The potential benefit of net operating loss carry forwards has not been recognized in the financial statements. Since the Company has no source of operating revenue, it cannot be assured that it is more likely than not that such benefit will be realized in future years. The components of the net deferred tax asset, net deferred tax liability, differences between the statutory rate and the effective rate, and the valuation allowance are as follows:

a)	Components of income tax provision:

The components of the Company’s provision for (recovery of) income taxes consists of the following:

	Three Months Ended March 31, 2007	Three Months Ended March 31, 2006

Domestic	$-	$-
Foreign	(424,710)	-
	$(424,710)	$-

For the three months ended March 31, 2007 the Company’s loss before provision for income taxes was generated in the following jurisdictions: Domestic $1,231,141; Foreign $1,697,000.

COLOMBIA GOLDFIELDS LTD.
(An Exploration Stage Company)
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

b)	Income tax rate reconciliation:

The effective income tax rate differs from the statutory rate that would be obtained by applying the U.S. Federal income tax rate to net income (loss) before income taxes. These differences result from the following items:

	Three Months Ended March 31, 2007	Three Months Ended March 31, 2006
US federal income tax rate	34%	15%

Increase (decrease) in Income tax rate resulting
From:
Losses not recognized for tax purposes	(7.7%)	(15%)
Tax rate differences in foreign subsidiaries	(5.2%)	-
Other permanent Differences	(6.6%)	-
Effective income tax rate	14.5%	- %

c)	Component of deferred income tax provision:

The components of the temporary differences, which created the deferred income tax provision, are as follows:

	Three Months Ended March 31, 2007	Three Months Ended March 31, 2006

Losses carried Forward	$(314,037)	$(224,100)
Tax depreciation less than (greater than) accounting depreciation	44,026	-
Foreign exploration costs	(424,710)	-
	$(694,721)	$(224,100)
Change in valuation
Allowance	270,011	224,100
Deferred income tax provision	$(424,710)	$-

d)	Components of deferred tax asset and liability:

The components of the temporary differences which have created the deferred tax assets are:

	March 31, 2007	December 31, 2006

Tax depreciation less than (greater than) depreciation	$358,013	$402,039
Losses carried
Forward	1,066,360	752,323
	1,424,373	1,154,362
Valuation allowance	(1,424,373)	(1,154,362)
Deferred tax asset	$-	$-

The components of the temporary differences, which have created the deferred tax liability, are:

	March 31, 2007	December 31, 2006
Tax depreciation less than (greater than) accounting depreciation	$-	$-
Tax basis less than accounting basis for mineral concessions	(10,688,474)	(10,688,474)
Foreign exploration costs	1,353,660	928,950
Deferred tax liability	$(9,334,814)	$(9,759,524)

COLOMBIA GOLDFIELDS LTD.
(An Exploration Stage Company)
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

e) The Company has income tax losses available for carry forward of $3,135,000 which expire as follows:

Expiry Year	Domestic	Foreign	Total
2023	$ 36,500	$ -	$ 36,500
2024	23,000	-	23,000
2025	310,500	-	310,500
2026	1,840,000	-	1,840,000
2027	925,000	-	925,000
	$ 3,135,000	$ -	$ 3,135,000

NOTE 8 - RELATED PARTY TRANSACTIONS

The Company, during the normal course of operations, engages in transactions with certain directors, senior officers, and shareholders of the Company.

Significant related party transactions reflected within the Company’s consolidated financial statements include:

i)	The acquisition of the Company’s interest in the Caramanta and Marmato projects as described in notes 3(A) and 3(B) from Investcol, a company controlled by certain shareholders of the Company;

ii)	Management and consulting fees paid to certain directors, senior officers, and shareholders of the Company; and

iii)	Office rent paid to a Company related to a former director of the Company.

iv)
The issuance and repayment of a short-term bridge loan during the first quarter of fiscal 2007. On February 27, 2007 the Company entered into a $3,700,000 promissory note between the Company and the Company’s President, a shareholder, and a Company controlled by these individuals. The loan, collateralized by the Company’s investment in RNC, was due and payable upon closing a planned equity financing, but in no case later than April 15, 2007. Upon repayment, an $185,000 loan origination fee was payable to the note holders. The note bore interest at 10% per annum, with monthly interest payments commencing February 28, 2007. Subsequent to the private placement described in note 5(i), on March 26, 2007 a total of $3,930,911 (representing the principal amount of the promissory note of $3,700,000, the loan origination fee of $185,000, and accrued interest of $45,911) was paid to the loan of the holders in full satisfaction of all amounts owing.

i) During the three months ended March 31, 2007 the Company:

a)	Paid $NIL for management and consulting fees to directors of the Company.

b)	Paid $99,576 for management and consulting fees to senior officers of the Company.

c)	Paid $114,614 for management and consulting fees to shareholders of the Company.

d)	Paid $230,911 for interest and administration fees on a bridge loan from shareholders of the Company.

COLOMBIA GOLDFIELDS LTD.
(An Exploration Stage Company)
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

ii) During the year ended December 31, 2006 the Company:

a)  Paid $186,306 for management and consulting fees to directors of the Company.

b) Paid $356,168 for management and consulting fees to senior officers of the Company.

c) Paid $332,400 for management and consulting fees to shareholders of the Company.

d) Paid $10,256 for office rent to a company related to a former director of the Company.

Included in prepaid expenses at March 31, 2007 is $15,000 (December 31, 2006: $30,000) related to a company controlled by shareholders of the Company. Included in accounts payable and accrued liabilities at March 31, 2007 is $NIL (December 31, 2006: $49,213) owing to a company controlled by shareholders of the Company.

NOTE 9 - NON-CASH ACTIVITIES

The Company has issued common shares as consideration for the acquisition of certain mineral rights as disclosed in Notes 3 and 5.

NOTE 10 - SEGMENTED INFORMATION

The Company has determined that it operates in a single reportable segment, being the acquisition of, exploration for, and development of mineral properties.

NOTE 11 - RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

The FASB has issued FIN 48, which prescribes rules for the financial statements accounting for uncertainty in income tax positions.

FIN 48 requires all material tax positions to undergo a new two-step recognition and measurement process. All material tax positions in all jurisdictions in all tax years in which the statute of limitations remains open upon the initial date of adoption are required to be assessed. For a tax benefit to be recognized it must be more likely than not that a tax position will be sustained upon examination based solely on its technical merits. If the recognition standard is not satisfied, then no tax benefit otherwise arising from the tax position can be recorded for financial statement purposes. If the recognition standard is satisfied, the amount of tax benefit recorded for financial statement purposes will be the largest amount of tax benefit with a greater than 50% likelihood of being realized upon ultimate settlement with a taxing authority. FIN 48 is effective for the Company’s fiscal 2007 year of the adoption of FIN 48 did not have a material impact on the Company’s financial position, results of the operations, or cash flows for the three months ended March 31, 2007.

NOTE 12 - SUBSEQUENT EVENTS

On April 20, 2007 the Company filed a Registration Statement with the Securities and Exchange Commission (SEC) to register 9,170,000 common shares previously issued by the Company. Under the terms of the Company’s agreements with subscribers to the Company’s $9,020,000 March 21, 2007 private placement, if the SEC has not issued a Note of Effectiveness regarding the Registration Statement by September 30, 2007, the Company is obligated to pay the subscribers to the offering a cash penalty of 1.5% per month for each month of delay, or portion thereof.

NOTE 13 - RECLASSIFICATIONS

Certain prior period amounts have been reclassified to conform to the current period presentation.

Item 2.      Plan of Operation

Introduction

This Management’s Discussion and Analysis, which has been prepared as of April 30, 2007, is intended to supplement and complement our unaudited interim consolidated financial statements and notes thereto for the three months ended March 31, 2007 prepared in accordance with United States generally accepted accounting principles, or US GAAP (collectively, our “Financial Statements”). You are encouraged to review our Financial Statements in conjunction with your review of this MD&A. Additional information relating to our Company, is available at www.sec.gov.com. All dollar amounts in our MD&A are in US dollars, unless otherwise specified.

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

Historical results and trends should not be taken as indicative of future operations. Management’s statements contained in this report that are not historical facts are forward-looking statements. Forward-looking statements, which are based on certain assumptions and describe our future plans, strategies and expectations, are generally identifiable by use of the words “believe, expect, intend, estimate, project,” “prospects,” or similar expressions.

Our ability to predict results or the actual effect of future plans or strategies is inherently uncertain. Factors which could have a material adverse affect on our operations and future prospects on a consolidated basis include, but are not limited to: changes in economic conditions, legislative/regulatory changes, availability of capital, interest rates and commodity prices, competition, and changes in generally accepted accounting principles, as well as items described under “Risks and Uncertainties" elsewhere in this MD&A. These risks and uncertainties should be considered in evaluating forward-looking statements and undue reliance should not be placed on such statements.

First Quarter Fiscal 2007 Overview

During the first quarter of fiscal 2007 progress was made towards our objective of defining and consolidating our ownership of a bulk-mineable ore body in the Marmato region of Colombia. Our objective is to consolidate a new gold district around the Marmato Mountain in Colombia by:

▪	Acquiring the rights to an historic prospective gold project in Marmato (the “Marmato Mountain Development Project”);
▪	Acquiring certain surrounding properties in the Caramanta region (the “Caramanta Exploration Project”); and
▪	Planning for and executing the acquisition of additional ancillary properties.

Our focus in fiscal 2007 is to continue to advance the Marmato Mountain Development Project towards production through:

▪	The acquisition of additional Colombian mineral concessions and mineral rights;
▪	Commencing the resettlement of the town of Marmato;
▪	Commencing drilling and sampling programs;
▪	The preparation of revised resource estimates; and
▪	Commencing the preparation of a feasibility study

In the first quarter of fiscal 2007 we advanced our business plan by:

▪	Raising approximately $9.0 million to fund our mineral acquisition and exploration activities.
▪	Increasing our mineral and exploration rights ownership to 96 of 121 mineral properties from existing Colombian titleholders in exchange for cash consideration of approximately $3.5 million; and
▪	Continuing data collection for a baseline study; and
▪	Commencing drilling and sampling on the Marmato Mountain

As of April 30, 2007, the Zona Alta portion of the Marmato project in Colombia hosts approximately 275 total small mines which Compañia Minera de Caldas, S.A. (“Caldas”), a 94.99% owned subsidiary of RNC (Colombia) Limited (“RNC”) which we presently have a 90% interest in, is seeking to purchase individually. Eighty-five (85) of these mines have registered titles in the Ministry of Mines in Caldas. We refer to these mines as Category 1. Thirty-six (36) mines are located in an area called CHG-081 in which there is one mining contract.  We refer to these mines as Category 2. Once all of these Category 2 mines have been purchased, Caldas will own the entire CHG-081 contract.  Our objective is to secure ownership to these one hundred and twenty one (121) properties.  Approximately ninety (90) of the remaining mines have made applications for legalization under the previous mining law. We refer to these mines as Category 3.  Of the applications made, management believes that less than thirty (30) will be approved.  Approximately sixty-four (64) are illegal mines.

Certain mining properties have been purchased or optioned and are awaiting final payment once the documentation and registration is complete. The total number of legal mines acquired by Caldas at April 30, 2007 is 96. Minera de Caldas is also purchasing the existing mills on the Zona Alta and has so far purchased 10 out of the total of approximately 26. As the mills are purchased they will be shut down and dismantled as part of our plans to deal with any environmental concerns. The mines will also be closed except for maintenance to keep the tunnels open for future sampling and drilling to expedite our test drilling and resource estimation.

Our Business

We were incorporated under the laws of the State of Nevada, U.S.A., on March 25, 2003 and changed our name from Secure Automated Enterprises, Inc. to Colombia Goldfields Ltd. on May 13, 2005. At that time, we changed our operational focus from providing electronic filings services for public access document submissions to the U.S. Securities Exchange Commission, to the acquisition of, exploration for, and development of mineral properties. On July 31, 2006, our jurisdiction of incorporation was changed to the state of Delaware.

We are currently in the exploration stage and our current focus is on the acquisition and development of mineral interests in mining properties located in the Marmato Mountain Gold District located in Colombia. The disclosure that follows is a discussion of each of the properties that we have an interest in and our results of operations for the three months ended March 31, 2007 and March 31, 2006.

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

Revenues

We have not yet completed our economic feasibility studies to establish the existence of proven or probable reserves for these properties and, as a result, to date we have not recognized any revenues from mining activities for the period since incorporation to March 31, 2007.

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

Going Concern

We incurred a net loss in excess of approximately $10.3 million for the period from inception on March 23, 2003 to March 31, 2007, and we are not presently generating any revenue. Furthermore, we have used in excess of $18 million during this period to fund our operations and mineral acquisitions program. At March 31, 2007, we have a working capital deficiency of approximately $2.1 million. Our future is dependent upon our ability to obtain additional financing and future acquisition, exploration and development of profitable operations form our mineral properties. We plan to seek additional financing in private and/or public equity offerings to secure funding for our operations. Our business plan includes completing the acquisition of the remaining 10% equity interest in RNC (Colombia) Limited which may require additional funds of as much as $15 million on or before May 1, 2009. In addition, we estimate that we require at least an additional $15 million to fund our fiscal 2007 operations. We currently do not have any arrangements for additional financing. There can be no assurance that such additional financing will be available to us on acceptable terms or at all. These factors, among others, raise substantial doubt about our ability to continue as a going concern. Our financial statements do not include any adjustment to reflect the possible future effect on the recoverability and classification of the assets or the amounts and classification of liabilities that may should we cease to continue as a going concern.

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

Costs of acquiring mining properties are capitalized upon acquisition, including interest costs attributable to mineral property acquisitions. Mine development costs incurred either to develop new ore deposits, expand the capacity of mines, or to develop mine areas substantially in advance of current production are also capitalized once proven and probable reserves exist and the property is a commercially mineable property. Costs incurred to maintain current production or to maintain assets on a standby basis are charged to operations. Costs of abandoned projects are charged to operations upon abandonment. We evaluate, whenever events or changes in circumstances indicate that their carrying amounts may not be recoverable, the carrying value of capitalized mining costs and related property, plant and equipment costs, to determine if these costs are in excess of their net recoverable amount whenever events or changes in circumstances indicate that their carrying amounts may not be recoverable. The periodic evaluation of carrying value of capitalized costs and any related property, plant and equipment costs is based upon expected future cash flows and/or estimated salvage value in accordance with Statement of Financial Accounting Standards (SFAS) No. 144, Accounting for Impairment or Disposal of Long-Lived Assets.

Asset Retirement Obligations

We apply SFAS No. 143, Accounting for Asset Retirement Obligations that requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred. SFAS No. 143 requires us to record a liability for the present value of the estimated site restoration costs with a corresponding increase to the carrying amount of the related long-lived assets. The liability will be accreted until it has been fully incurred, and the asset will be amortized over the life of the related assets. Adjustments for changes resulting from the passage of time and changes to either the timing or amount of the original present value estimate underlying the obligation will be made. As at March 31, 2007, and December 31, 2006, we do not have any asset retirement obligations.

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

Selected Financial Information

The following table sets forth selected financial information for the three months ended March 31, 2007, and 2006. This summary of selected financial information is derived from, and should be read in conjunction with, and is qualified in its entirety by reference to, our audited financial statements and related note disclosures.

	Three Months Ended March 31, 2007	Three Months ended March 31, 2006	Cumulative from Inception (March 25, 2003 through March 31, 2007
Statement of Loss and Deficit
Total Expenses	$2,937,870	$1,336,791	$11,824,328
Net loss	(2,503,431)	(1,333,239)	(10,333,078)
Loss per Share-basic and diluted	(0.04)	(0.04)	N/A
Balance Sheet Data
Total Assets	52,708,614	45,007,379*	52,708,614
Total Long-Term Debt	-	-*	-
Total Liabilities	16,243,759	15,797,195*	16,243,759
Total Shareholders’ Equity	36,464,855	29,210,184*	36,464,855
*As at December 31, 2006

Management’s Discussion and Analysis

The following discussion and analysis should be read in conjunction with the unaudited interim consolidated financial statements of the Corporation for the three months ended March 31, 2007 and March 31, 2006 and the accompanying notes thereto.

The Caramanta and Marmato Projects

We are actively advancing two separate projects known as the Marmato Mountain Development Project and the Caramanta Exploration Project, both of which are located in Colombia’s Marmato Mountain Gold District. These projects are separated by approximately seven kilometers and our focus is on securing the region between Caramanta and Marmato and any other outlying targets that may contain similar mineralization or that have the potential for mining. We have advanced our ownership interests in these projects in fiscal 2006 and 2007 as follows:

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

Pursuant to the Assignment Agreement, we also committed to fund the $2,990,000 exploratory work as follows:

a)	$500,000 upon the closing of the Assignment Agreement;
b)	$750,000 during the 12 month period commencing June 25, 2006; and on the earlier of June, 2006 or commencement of the second exploration phase, one million restricted shares of our common shares;
c)	$1,740,000 during the 12-month period commencing June 25, 2007.

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

(iii) Acquisition of 100% of the Caramanta Exploration Properties

On September 25, 2006, we, through the acquisition of the outstanding shares of Gavilan Minerales, S.A., (“Gavilan”), acquired full legal title to the Caramanta project concessions described in items A(i) and A(ii) above. Consideration paid for the acquisition included $300,000 cash and the issuance of 1,150,000 restricted common shares at a fair value of $1.41 per share. In addition, a $50,000 finders fee was paid to Investcol. The total acquisition cost of $1,971,500 was allocated to the net assets acquired as follows:

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

c)
Held the option to acquire an additional 25% of RNC by the issuance of 4,000,000 of our common shares to Investcol and the advance of an additional $15,000,000 non-interest bearing loan to RNC on or before October 30, 2006. On August 22, 2006, we amended the January 12, 2006 Stock Purchase Agreement with Investcol and RNC (Colombia) Limited and concurrently exercised our option to increase interest in RNC from 50% to 75% in the third quarter of fiscal 2006. Under the terms of the amended agreement, we issued 4,200,000 common shares and paid $200,000 to Investcol. In connection with this transaction we committed to provide an additional $5,000,000 by way of non-interest bearing demand loan to RNC by December 31, 2006 and provide sufficient funds to RNC, upon terms satisfactory to the Company, to complete a full bankable feasibility study of the Marmato Project; and

d)
Held the option to acquire the final 25% of RNC for a price equal to the 25% of the value of Caldas determined by a bankable feasibility study prepared by a certified mineral property evaluator, or other acceptable third party. The purchase price was payable in either cash or our common shares. The terms of the agreement were amended on August 22, 2006. Under the terms of the amended agreement, we held the option to acquire the remaining 25% of RNC on or before May 1, 2009 for a purchase price equal to 25% of the fair value of Caldes, as determined by a forthcoming feasibility study. The purchase price, pursuant to the amended agreement, was limited to a maximum of $15,000,000 plus 4,000,000 of our common shares. Payment of the purchase price could be satisfied in either cash or our common shares, or any combination thereof.

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

Results of Operations - First Quarter 2007 Compared With First Quarter 2006.

For the three months ended March 31, 2007, we incurred a net loss of $2,503,431 (2006 -$1,333,239). We generated interest income of $9,729 in the first quarter of fiscal 2007 (2006-$3,552). The primary contributors to our net loss were mineral property rights acquisition and exploration expenses of $1,472,016 (of which $215,125 relates to non-cash stock-based compensation charges) and general and administrative expenses of $1,447,040 (2006 - $758,724) (of which $350,427 relates to non-cash stock based compensation charges).

Our exploration activities typically involve the following activities and expenditures:

i)
The acquisition of mineral concessions: To March 31, 2007 this has consisted primarily of payments for the assignment contracts and subsequent full legal titles associated with the Caramanta project, the acquisition of the Marmato project via our purchases of RNC (Colombia), and the purchase of the Kedahda properties. The concessions we acquire typically exclusively grant to the concessionaire the faculty to carry out within the given area, the studies, works and installations necessary in order to establish the existence of the minerals, and to exploit them according to the principles, rules and criteria belonging to the accepted techniques of geology and mining engineering. During the three months ended March 31, 2007, we did not acquire any mineral concessions.

ii)
The acquisition of mineral and exploration rights from existing Colombian titleholders. This typically involves staged payments to affected landholders and related stakeholders. The procedure for payment is normally a payment of 25% of the total negotiated purchase price on signing, 25% of the total negotiated purchase price when all documentation has been submitted to the local mining department, and the final 50% payment when the mining claim has been registered in our name. Satisfactory resolution of local landowner or relative concerns is essential to the eventual development and operation of modern gold mines on the Marmato project. As at April 30, 2007, we have reached agreements with the titleholders to secure 96 titles deemed desirable in our business plan. During the three months ended March 31, 2007, we expended a total of $3,579,810 on mineral exploration rights and have obligations at March 31, 2007 to make payments of $5,770,312 pursuant to amounts owing under our purchase agreements; and

iii)
The evaluation of acquired mineral properties and related activities. This typically involves the payment of salaries, wages, and other exploration costs in the host country directly attributable to field activities furthering our mineral concessions and rights. During the three months ended March 31, 2007, we expended a total of $1,472,016 on the exploration of acquired mineral properties.

As a result of our fiscal 2007 efforts to explore and evaluate the Marmato Region, our mineral property exploration expenses increased significantly, to $1,472,016 for the three months ended March 31, 2007 from $572,623 for the three months ended March 31, 2006.

General and administrative expenses also increased during fiscal 2007, to $1,447,040 in fiscal 2007 from $758,724 in fiscal 2006, reflecting our transition from a start-up enterprise to a Company with an active exploration program and infrastructure sufficient to support field activities. The primary component of general and administrative expenses in the first quarter of fiscal 2007 was allocated stock based compensation, which totalled $350,427. The remainder, consisted primarily of consulting fees paid to directors, officers, and shareholders, and expenses related to accounting, legal, investor relations, and expenses associated with Sarbanes Oxley and other regulatory compliance.

The increase in our other operating expenses in fiscal 2007, primarily amortization expenses, related to the amortization of office equipment, computers, and vehicles. For the three months ended March 31, 2007, we incurred a net loss of $2,503,431 (2006- $1,333,239). The primary contributors to our net loss were mineral property exploration expenses of $1,447,040, and a deferred income tax recovery of $424,710 related to deductable temporary differences associated with our Colombian subsidiaries.

During the first quarter of fiscal 2007, we used cash of $1,825,555 in operations (2006-$534,714). The majority of our operating cash requirements consisted of costs incurred in our Colombian operations, and consulting fees, travel expenses, and audit and legal fees related to regulatory compliance. During the first quarter of fiscal 2007, we issued a total of 9,020,000 common shares for net proceeds of $8,478,800. We also issued 541,200 warrants to placing agents and 650,000 common shares to consultants to the Company for services rendered, however no cash was generated from these issuances. During the first three months of fiscal 2007, we expended $14,380 on the purchase of capital assets and $3,579,810 acquiring mineral exploration rights, resulting in a net cash increase of $3,059,055 for the three months ended March 31, 2007.

As at March 31, 2007, we held cash and cash equivalents of $3,941,968. Our working capital deficiency of $2,113,349 consisted of i) Cash and cash equivalents of $3,941,968; ii) Prepaid expenses and deposits of $368,628, consisting primarily of advances for mineral and exploration rights and prepaid Marmato exploration expenditures; iii) Prepaid consulting fees of $485,000 related to unamortized stock-based compensation associated with direct stock awards and iv) Accounts payable and accrued liabilities of $6,908,945, consisting primarily of amounts owing to Marmato titleholders under our mineral and exploration rights purchase agreements. These amounts relate primarily to staged payments owing under our agreements to acquire exploration rights from existing Colombian titleholders as described elsewhere in this MD&A.

Results of Operations - First Quarter 2006 Compared With First Quarter 2005

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

We incurred operating expenses of $1,336,791 for the three months ended March 31, 2006, compared to operating costs and expenses of $23,187 for the same three month period in the prior year. The increase in our operating expenses for the three months ended March 31, 2006 when compared to the same reporting period in the prior year is attributable to expenditures relating to mineral property exploration operations under our new business plan and stock based compensation. Our expenses for the three months ended March 31, 2006 consisted primarily of mineral property exploration expenses of $572,623, and general and administrative expenses of $758,724.

We incurred a net loss of $1,333,239 in the three months ended March 31, 2006, as compared to a net loss of $22,424 in the three months ended March 31, 2005.

Liquidity and Capital Resources

Our cash and working capital positions as at the dates indicated were as follows:

	March 31, 2007	December 31, 2006
Cash and cash equivalents	$3,941,968	$882,913
Working capital deficiency	$(2,113,349)	$(4,978,411)

We have historically relied on equity capital to fund our operations and mineral property acquisition and exploration activities. For the cumulative period March 25, 2003 to March 31, 2007, we raised in excess of $22 million from the issuance of common shares and share purchase warrants and used in excess of $18 million to fund operations and exploration activities, leaving approximately $4 million in cash reserves at March 31, 2007.

In order to continue to advance our operations while we source additional equity financing, on February 27, 2007 we entered into a $3,700,000 promissory note with our President, a shareholder, and a company controlled by these individuals. The short-term bridge loan, secured by our investment in RNC (Colombia) Ltd. was due and payable upon closing of a planned equity financing, but in no case later than April 15, 2007. Upon repayment, a $185,000 loan origination fee was payable to the note holders. The note accrued interest at 10% per annum, with monthly interest payments commencing February 28, 2007. On March 21, 2007, we completed a private equity offering of 9,020,000 common shares at $1.00 per share. The net proceeds received from the offering were $8,478,800. In connection with this private equity offering, we paid as a commission $541,200 and issued agents warrants to purchase 541,200 shares of our common stock with each warrant exercisable for a period of 36 months from the closing of the offering at an exercise price of $1.00 per share. On March 26, 2007, the $3,700,000 loan, including the loan origination fee of $185,000 and accrued interest of $45,911, was repaid.  At April 30, 2007, our cash reserves were approximately $2 million.

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

In order to finance continuing operations and make payments related to the acquisition of identified properties and the exercise of our rights to the remaining options we hold, additional funding will be required from external sources. Management estimates that a minimum of $15 million will be required over the next twelve months to adequately fund our business plan.

Off-balance sheet arrangements

We do not enter into off-balance sheet arrangements and have no off-balance sheet obligations at March 31, 2007.

Contractual obligations

We have a two year consulting contract with Mr. J. Randall Martin, our President and Chief Executive Officer. Under the contract, Mr. Martin is entitled to receive a monthly compensation of $10,000, and is eligible to participate in our share compensation arrangements. In addition, Mr. Martin is entitled to reimbursement of all reasonable out-of-pocket expenses incurred in the performance of his duties. If, Mr. Martin’s contract is terminated without cause, he is entitled receive a lump sum equal to 12 months monthly compensation. Under the contract, Mr. Martin has disclaimed any rights to all intellectual property created by him or jointly with others while with us. In addition, following termination of the contract, Mr. Martin will be subject to a one year non-competition covenant.

We have a two year consulting contract with Dr. Stewart Redwood our VP of Exploration. Under the contract, Mr. Redwood is entitled to receive compensation at the rate of $750 per day and is eligible to participate in our share compensation arrangements. In addition, he is entitled to reimbursement of all reasonable out-of-pocket expenses incurred in the performance of his duties. We also granted Dr. Redwood 500,000 restricted shares in the first quarter fiscal 2007. Should Dr. Redwood’s contract with us be terminated with cause or by his resignation before the period of two years has elapsed, he is required to return pro rata portion of the shares based on the time remaining on the contract.

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

Related Party Transactions

Certain transactions described under The Caramanta and Marmato Projects elsewhere in this MD&A are considered related party transactions. During certain periods we also paid management and consulting fees to directors, senior officers and shareholders and for certain prior periods, we paid office rental fees to a company related to a former director. Further information on these transactions is provided in our accompanying consolidated financial statements under Note 8 - “Related Party Transactions”.

Risks and Uncertainties

An investment in our common stock involves a high degree of risk. You should carefully consider the risks described below and the other information in the prospectus we filed in connection with our March 21, 2007 private placement before investing in our common stock. If any of the following risks occur, our business, operating results and financial condition could be seriously harmed.

We need to raise substantial funds in order to acquire additional exploration and mining properties or interests and commence exploration activities.

We have incurred a net loss of approximately $10.3 million for the period from our inception on March 25, 2003 to March 31, 2007. As of March 31, 2007, we had a working capital deficiency of approximately $2.1 million. We presently are not generating any revenue and do not anticipate that we will generate any revenue from operations in the near future. Our business plan includes completing the acquisition of the remaining 10% equity interest in RNC (Colombia) Limited, which may require additional funds of as much as $15 million on or before May 1, 2009. In addition, we estimate that we require at least an additional $15 million to fund our fiscal 2007 operations. We currently do not have any arrangements for financing and we may not be able to obtain financing. If we are unable to obtain additional financing when sought, we will be required to curtail our business plan. Any additional equity financing may involve substantial dilution to our then existing shareholders. There is a significant risk to investors who purchase shares of our common stock because there is a risk that we may not be able to generate and/or raise enough resources to remain operational for an indefinite period of time.

Because we have only recently commenced our exploration operations, we face a high risk of business failure due to our inability to predict the success of our business.

We have a very limited operating history upon which an evaluation of our future success or failure can be made. It was only recently that we took steps in a plan to engage in the acquisition of interests in exploration and development properties in Western Colombia, and it is too early to determine whether such steps will lead to success. It is premature to evaluate the likelihood that we will be able to operate our business successfully. To date, we have been involved primarily in the acquisition of property interests and mining rights in Western Colombia. We have not earned any revenues from our current operations.

Because we presently do not carry title insurance and do not plan to secure any in the future, we are vulnerable to loss of title.

We do not maintain insurance against title. Title on mineral properties and mining rights involves certain inherent risks due to the difficulties of determining the validity of certain claims as well as the potential for problems arising from the frequently ambiguous conveyance history characteristic of many mining properties. Currently, we are in the process of investigating the title of mineral concessions for which we hold either directly or through our equity interest in RNC (Colombia) Limited. We cannot give any assurance that title to such properties will not be challenged or impugned and cannot be certain that we will have or acquire valid title to these mining properties. For example, there is a risk that the Colombian government may in the future grant additional titles in excess of the Company’s expectations to currently illegal miners. Furthermore, although the Company believes that mechanisms exist to integrate the titles of mineral properties currently not owned by the Company, there is a risk that this process could be time consuming and costly. The Company’s plan to move the town of Marmato is subject to the risks inherent in any relocation project involving the movement of an established town and its residents to a new location. The possibility also exists that title to existing properties or future prospective properties may be lost due to an omission in the claim of title. As a result, any claims against us may result in liabilities we will not be able to afford resulting in the failure of our business.

Because our property interest and exploration activities in Colombia are subject to political, economic and other uncertainties, situations may arise that could have a significantly adverse material impact on us.

Our property interests and proposed exploration activities in Western Colombia are subject to political, economic and other uncertainties, including the risk of expropriation, nationalization, renegotiation or nullification of existing contracts, mining licenses and permits or other agreements, changes in laws or taxation policies, currency exchange restrictions, changing political conditions and international monetary fluctuations. Future government actions concerning the economy, taxation, or the operation and regulation of nationally important facilities such as mines could have a significant effect on us. Any changes in regulations or shifts in political attitudes are beyond our control and may adversely affect our business. Exploration may be affected in varying degrees by government regulations with respect to restrictions on future exploitation and production, price controls, export controls, foreign exchange controls, income taxes, expropriation of property, environmental legislation and mine and/or site safety. No assurances can be given that our plans and operations will not be adversely affected by future developments in Colombia

Because we are subject to various governmental regulations and environmental risks, we may incur substantial costs to remain in compliance.

Our operations are subject to Colombian and local laws and regulations regarding environmental matters, the abstraction of water, and the discharge of mining wastes and materials. Any changes in these laws could affect our operations and economics. Environmental laws and regulations change frequently, and the implementation of new, or the modification of existing, laws or regulations could harm us. We cannot predict how agencies or courts in Colombia will interpret existing laws and regulations or the effect of these adoptions and interpretations may have on our business or financial condition. We may be required to make significant expenditures to comply with governmental laws and regulations.

Any significant mining operations will have some environmental impact, including land and habitat impact, arising from the use of land for mining and related activities, and certain impact on water resources near the project sites, resulting from water use, rock disposal and drainage run-off. No assurances can be given that such environmental issues will not have a material adverse effect on our operations in the future. Exploration activities may give rise to significant liabilities on our part to the government and third parties and may require us to incur substantial costs of remediation.

Additionally, we do not maintain insurance against environmental risks. As a result, any claims against us may result in liabilities we will not be able to afford resulting in the failure of our business.

Because of the unique difficulties and uncertainties inherent in mineral exploration business, we face a high risk of business failure.

Investors should be aware of the difficulties normally encountered by new mineral exploration companies and the high rate of failure of such enterprises. Only a small proportion of the properties that are explored are ultimately developed into producing mines. The likelihood of success must be considered in light of the problems, expenses, difficulties, complications and delays encountered in connection with the exploration of the mineral properties that we plan to undertake. Weather conditions can increase delays resulting in additional costs and expenses. The search for valuable minerals also involves numerous hazards. As a result, we may become subject to liability for such hazards, including pollution, cave-ins and other hazards for which we cannot insure or for which we may elect not to insure. At the present time, we have no coverage to insure against these hazards. The payment of such liabilities may have a material adverse effect on our financial position. In addition, there is no assurance that the expenditures to be made by us in the exploration of the mineral claims will result in the discovery of commercially exploitable mineral deposits. We may be forced to revise our exploration program at an increased cost if we encounter unusual or unexpected formations. Problems such as unusual or unexpected formations and other conditions are involved in mineral exploration and often result in unsuccessful exploration efforts.

Because we will be subject to compliance with government regulations which may change, the anticipated costs of our exploration program may increase.

We have and will in the future engage consultants to assist it with respect to our operations in Colombia. We are beginning to deal with the various regulatory and governmental agencies, and the rules and regulations of such agencies, in connection with the Marmato and Caramanta properties. No assurances can be given that we will be successful in our efforts. Further, in order for us to operate and grow our business in Colombia, we need to continually conform to the laws, rules and regulations of such country and local jurisdictions. It is possible that the legal and regulatory environment pertaining to the exploration and development of gold mining properties will change. Uncertainty and new regulations and rules could increase our cost of doing business, or prevent us from conducting our business.

Our due diligence activities with respect to our property interests cannot assure that these properties will ultimately prove to be commercially viable.

Our due diligence activities have been limited, and accordingly, no assurances can be given that the properties or mining rights we possess will contain adequate amounts of gold for commercialization. Further, even if we recover gold from such mining properties, we cannot guarantee that we will make a profit. If we cannot acquire or locate commercially exploitable gold deposits, or if it is not economical to recover the gold deposits, our business and operations will be materially adversely affected. At present, none of our properties have proven or probable reserves and the proposed programs are an exploratory search for proven or probable reserves. The mining areas presently being assessed by us may not contain economically recoverable volumes of minerals or metals. We have relied, and may continue to rely, upon consultants and others for operating expertise.

In the event that we are unable to successfully compete within the mineral exploration business, we may not be able to achieve profitable operations.

The mineral exploration business is highly competitive. This industry has a multitude of competitors and many competitors dominate this industry. Many of our competitors have greater financial resources than us. As a result, we may experience difficulty competing with other businesses when conducting mineral exploration activities or in the retention of qualified personnel. No assurances can be given that we will be able to compete effectively.

Due to numerous factors beyond our control which could affect the marketability of gold including the market price for gold, we may have difficulty selling any gold if commercially viable deposits are found to exist.

The availability of markets and the volatility of market prices are beyond our control and represent a significant risk. Even if commercially viable deposits of gold are found to exist on our property interests, a ready market may not exist for the sale of the reserves. Numerous factors beyond our control may affect the marketability of any substances discovered. These factors include market fluctuations, the proximity and capacity of markets and processing equipment, government regulations, including regulations relating to prices, taxes, royalties, land tenure, land use, importing and exporting of minerals and environmental protection. These factors could inhibit our ability to sell gold in the event that commercial viable deposits are found to exist.

Because of the speculative nature of exploration for gold properties, there is substantial risk that our business will fail.

The search for gold as a business is extremely risky. We cannot provide any assurances that the gold mining interests that we have acquired will contain commercially exploitable reserves of gold. Exploration for minerals is a speculative venture necessarily involving substantial risk. The expenditures made and to be made by us in connection with the our interests in the Marmato and Caramanta projects, as well as the further exploration of the properties, will be substantial and may not result in the discovery of commercially exploitable reserves of gold.

In the event that commercially viable deposits are found to exist, there is a risk that we may not have to requisite resources and expertise to place the property into commercial production.

We have limited prior experience in placing mineral properties into production and our ability to do so will be dependent upon us using the services of appropriately experienced personnel or entering into agreements with other major resource companies that can provide such expertise. There can be no assurance that we will have available to us the necessary expertise when and if it places its resource property into production.

Because our success is dependent upon a limited number of people, our business may fail if those individuals leave the company.

The ability to identify, negotiate and consummate transactions that will benefit us are dependent upon the efforts of our management team and Investcol. We have engaged Investcol to provide support for our management and supervise exploration and development activities in Colombia. The loss of the services of any member of management or the principals of Investcol could have a material adverse effect on us. Our planned 2007 drilling activities may require significant investment in additional personnel and capital equipment. Given the current shortage of equipment and experienced personnel within the mining industry, there can be no assurance that we will be able to acquire the necessary resources.

If we fail to maintain an effective system of internal control, we may be able to accurately report our financial results or prevent fraud resulting in current and potential stockholders losing confidence in our financial reporting.

Effective internal controls are necessary for us to provide reliable financials reports and effectively prevent fraud. If we cannot provide reliable financial reports or prevent fraud, our operating results could be harmed. We have in the past discovered, and may in the future discover, areas of our internal controls that need improvement. Any failure to implement required new or improved controls, or difficulties encountered in their implementation, could harm our operating results or cause us to fail to meet our reporting obligations. Inferior internal controls could also cause investors to lose confidence in our reported financial information, which could have a negative effect on the trading price of our stock.

New legislation, including the Sarbanes-Oxley Act of 2002, may make it more difficult for us to retain or attract officers and directors.

The Sarbanes-Oxley Act of 2002 was enacted in response to public concerns regarding corporate accountability in connection with recent accounting scandals. The stated goals of the Sarbanes-

Oxley Act are to increase corporate responsibility, to provide for enhanced penalties for accounting and auditing improprieties at publicly traded companies, and to protect investors by improving the accuracy and reliability of corporate disclosures pursuant to the securities laws. The Sarbanes-Oxley Act generally applies to all companies that file or are required to file periodic reports with the SEC, under the Securities Exchange Act of 1934. As a public company, we are required to comply with the Sarbanes-Oxley Act. The enactment of the Sarbanes-Oxley Act of 2002 has resulted in a series of rules and regulations by the SEC that increase responsibilities and liabilities of directors and executive officers. The perceived increased personal risk associated with these recent changes may deter qualified individuals from accepting these roles. As a result, it may be more difficult for us to attract and retain qualified persons to serve on our board of directors or as executive officers. We are currently working towards Sarbanes Oxley 404 compliance, but it is a costly and time consuming process and there can be no assurance that we will be compliant within the relevant legislation.  We have limited internal and external resources to devote to becoming  Sarbanes Oxley 404 compliant by December 31, 2007 and there can be no assurance we will be compliant by this date.  We continue to evaluate and monitor developments with respect to these rules, and we cannot predict or estimate the amount of additional costs we may incur or the timing of such costs.

Recently Issued Accounting Standards, Not Yet Adopted

The FASB has issued FIN 48, which prescribes rules on the accounting for uncertainty in income tax positions. FIN 48 requires all material tax positions to undergo a new two-step recognition and measurement process. All material tax positions in all jurisdictions in all tax years in which the statute of limitations remains open upon the initial date of adoption are required to be assessed. In order to recognize a tax asset it must be more likely than not a tax position will be sustained upon examination based solely on its technical merits. If the recognition standard is not satisfied, then no tax benefit otherwise arising from the tax position can be recorded for financial statement purposes. If the recognition standard is satisfied, the amount of tax benefit recorded for financial statement purposes will be the largest amount of tax benefit with a greater than 50% likelihood of being realized upon ultimate settlement with a taxing authority. FIN 48 is effective for our fiscal 2007 year. The implementation of FIN 48 did not have a material impact on our financial position, results of the operations, or cash flows for the three months ended March 31, 2007.

Share Data

At April 30, 2007, we have 65,706,849 common shares outstanding. In addition, we have outstanding:

i)	4,152,500 stock options, each of which is exercisable into one common share; and

ii)	7,431,906 common share purchase warrants, each of which is exercisable into one common share.

 Fiscal 2007 Outlook

We have been purchasing mineral licenses in the Zona Alta portion of the Marmato project since 2005. Our objective is to purchase all of the mineral licenses and then consolidate them into a single license. As part of our acquisition program at the Marmato and Caramanta projects, we have also initiated a review of the available geological data for the projects and are in the process of compiling all information into a comprehensive database. We have identified a number of immediate exploration targets at both the Marmato and Caramanta locations.

Our 2006 exploration program consisted of two parts. The first part consisted of evaluating the underground mineralization on the Marmato project by channel sampling all of the cross-cuts underground to which CGL had access. The second part of the program consisted of channel sampling within the various pits located at the El Salto prospect and chip sampling outcrops located along the creek beds within the Caramanta project. Our 2006 exploration program was successful in confirming the nature of the mineralization which previous operators encountered during their exploration programs at Marmato. We can now combine the historical exploration work conducted by the various operators with the results of our 2006 exploration program to determine further exploration targets in the immediate area in fiscal 2007.

With the Marmato and Caramanta projects, we have acquired a portion of a major historical gold producing district in Colombia. At the present time a number of small miners are still working the Zona Alta of the Marmato project and Mineros Nacionales, a non-affiliated company, is mining the Zona Baja at a rate of 300t/d. Very little exploration has been conducted in the past within the area of the Marmato and Caramanta projects to adequately determine the true extent of the remaining mineralization. Therefore, the potential economic viability of the project remains unknown. A number of other targets remain on the Marmato and Caramanta projects which intend to explore further at a later date.

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

Item 3.     Controls and Procedures

We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of March 31, 2007. This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer, Mr. J. Randall Martin, and our Chief Financial Officer, Mr. James Kopperson. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2007, our disclosure controls and procedures are effective. There have been no changes in our internal controls over financial reporting during the quarter ended March 31, 2007.

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

On March 22, 2007, we issued a total of 650,000 shares of restricted common stock to two consultants for services rendered. These shares were issued pursuant to Section 4(2) of the Securities Act. We did not engage in any general solicitation of advertising. We issued the stock certificate and affixed the appropriate legends to the restricted stock.

On March 21, 2007, we completed a private equity offering of 9,020,000 shares of our common stock, par value $0.00001, at $1.00 per share. The gross proceeds we received from this offering were $ 9,020,000.  In connection with this private equity offering, we paid a commission of $541,200 and issued warrants to purchase 541,200 shares of our common stock with each warrant exercisable for a period of thirty-six (36) months from the closing of the offering at an exercise price of $1.00 per share.

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

On March 16, 2007, we granted to two members of our board of directors options to purchase a total of 200,000 shares of our common stock at the exercise price of $1.17 per share with the options vesting completely over two years and exercisable for a period of ten years from the date of issuance. These options were issued pursuant to Section 4(2) of the Securities Act of 1933, as amended. We did not engage in any general solicitation or advertising.

On March 14, 2007, we granted newly appointed directors options to purchase a total of 1,200,000 shares of our common stock at the exercise price of $1.18 per share with the options vesting completely over two years and exercisable for a period of ten years from the date of issuance. These options were issued pursuant to Section 4(2) of the Securities Act of 1933, as amended. We did not engage in any general solicitation or advertising.

On March 6, 2007, we granted to four consultants options to purchase a total of 240,000 shares of our common stock at the exercise price of $1.11 per share with the options vesting completely over two years and exercisable for a period of ten years from the date of issuance. These options were issued pursuant to Section 4(2) of the Securities Act of 1933, as amended. We did not engage in any general solicitation or advertising.

Item 3.     Defaults upon Senior Securities

None

Item 4.     Submission of Matters to a Vote of Security Holders

No matters have been submitted to our security holders for a vote, through the solicitation of proxies or otherwise, during the quarterly period ended March 31, 2007.

Item 5.     Other Information

None

Item 6.      Exhibits

Exhibit Number	Description
2.1	RNC Stock Purchase Agreement (1)
3.1	Articles of Incorporation, as amended (2)
3.2	By-Laws, as amended (2)
5.1	Opinion of The Stewart Law Firm, with consent to use
10.1	Consulting Agreement with Stewart Redwood (3)
10.2	Assignment Agreement with Investcol Limited (4)
10.3	Agreement with Investcol Limited (4)
10.4
Assignment Agreement with Investcol Limited regarding Concessions 6993, 7039, 6821, and 6770 and options to acquire the exclusive rights to engage in mining activities on
Concessions HET-31, 32, 26, 27, and HETG-01 (5)

10.5
Amendment to Agreement with Investcol Limited regarding Concessions 6993, 7039, 6821, and 6770 and options to acquire the exclusive rights to engage in mining activities on
Concessions HET-31, 32, 26, 27, and HETG-01 (5)

10.6	Contract for Purchase of Concessions 6993, 7039, 6821, and 6770 and options to acquire the exclusive rights to engage in mining activities on Concessions HET-31, 32, 26, 27, and HETG-01 (5)
10.7	Consulting Services Agreement with J. Randall Martin (6)
10.8	Master Agreement for Acquisition of properties in Caramanta (7)
10.9	Second Amendment to Stock Purchase Agreement (8)

21.1	Subsidiaries of Small Business Issuer (4)
31.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)	Incorporated by reference to Current Report on Form 8-K filed on February 26, 2006
(2)	Incorporated by reference to Registration Statement on Form SB-2 filed on July 28, 2006
(3)	Incorporated by reference to Annual Report on Form 10-KSB filed on March 30, 2007
(4)	Incorporated by reference to Current Report on Form 8-K filed on September 28, 2005
(5)	Incorporated by reference to Annual Report on Form 10-KSB filed on April 17, 2006
(6)	Incorporated by reference to Current Report on Form 8-K filed on August 4, 2006
(7)	Incorporated by reference to Current Report on Form 8-K filed on September 29, 2006
(8)	Incorporated by reference to Current Report on Form 8-K filed on December 15, 2006

SIGNATURES

In accordance with the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Colombia Goldfields Ltd.

Date:	May 10, 2007

By: /s/ J. Randall Martin J. Randall Martin Title: Chief Executive Officer and Director

Date:	May 10, 2007

By: /s/ James Kopperson James Kopperson Title: Chief Financial Officer