Form 10QSB
period 2007-06-30
COLOMBIA GOLDFIELDS LTD
filed 2007-08-14
CIK 1223663

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-QSB

[X]	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2007

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

416-203-3856
(Issuer’s telephone number)
_________________________________________________________
(Former name, former address and former fiscal year, if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days [X] Yes [ ] No

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). [ ] Yes [ ] No [X]

State the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 65,816,849 common shares as of July 31, 2007.

Transitional Small Business Disclosure Format (check one): Yes [ ] No [X]

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

Our unaudited consolidated financial statements included in this Form 10-QSB are as follows:
F-1	Interim Consolidated Balance Sheets as of June 30, 2007 and December 31, 2006 (unaudited);
F-2	Interim Consolidated Statements of Operations for the three and six months ended June 30, 2007 and 2006 and from inception (March 25, 2003) through June 30, 2007 (unaudited);
F-3	Interim Consolidated Statements of Stockholders’ Equity (Deficiency) for the period from inception (March 25, 2003) through June 30, 2007 (unaudited);
F-6	Interim Consolidated Statements of Cash Flows for the three and six months ended June 30, 2007 and 2006 and from inception (March 25, 2003) through June 30, 2007 (unaudited);
F-7	Notes to interim Consolidated Financial Statements;

These unaudited interim consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the SEC instructions to Form 10-QSB. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the interim period ended June 30, 2007 are not necessarily indicative of the results that can be expected for the full year.

COLOMBIA GOLDFIELDS LTD.
(An Exploration Stage Company)
INTERIM CONSOLIDATED BALANCE SHEETS
(unaudited)

US Dollars	June 30, 2007	December 31, 2006

ASSETS

Current

Cash and cash equivalents	$2,461,989	$882,913
Prepaid expenses and deposits	724,984	176,347
Prepaid consulting fees (Note 5)	518,000	-
	3,704,973	1,059,260

Mineral and exploration properties and rights (Note 3)	48,720,279	43,528,386
Property and equipment, net of accumulated amortization (Note 4)	402,855	419,733
Prepaid consulting fees (Note 5)	114,375	-
	$52,942,482	$45,007,379

LIABILITIES

Current

Accounts payable and accrued liabilities (Note 6)	$6,583,145	$6,037,671
Promissory note payable to related parties (Note 8)	3,500,000	-
	10,083,145	6,037,671
Non-Current
Deferred income tax liability (Notes 3 and 7)	8,796,914	9,759,524
	18,880,059	15,797,195

STOCKHOLDERS’ EQUITY

Common stock (Notes 5 & 12)
Authorized: 200,000,000 common shares, $0.00001 par value	658	565
Issued and Outstanding: 65,816,849 common shares (December 31, 2006, 56,039,849 common shares)

Additional paid-in capital (Note 5)	47,613,980	37,039,266
	47,614,638	37,039,831
Deficit accumulated during the exploration stage	(13,552,215)	(7,829,647)
	34,062,423	29,210,184
	$52,942,482	$45,007,379

See accompanying Notes to Interim Consolidated Financial Statements
* Going Concern (Note 1)

COLOMBIA GOLDFIELDS LTD.
(An Exploration Stage Company)
INTERIM CONSOLIDATED STATEMENTS OPERATIONS
(unaudited)

US Dollars	Three Months Ended June 30, 2007	Three Months Ended June 30, 2006	Six Months Ended June 30, 2007	Six Months Ended June 30, 2006	Cumulative From Inception(March 25, 2003) through June 30, 2007

REVENUES	$-	$-	$-	$-	$-
OPERATING EXPENSES

Mineral property exploration expenses (Notes 3 and 5)	1,560,588	540,434	3,032,604	1,113,057	7,510,340
General and administrative (Note 5)	1,290,079	1,059,766	2,691,311	1,817,880	7,042,616
Foreign exchange loss	889,408	38,107	935,216	38,717	924,528
Amortization	20,765	12,191	39,579	17,635	107,684
Total operating expenses	3,760,840	1,650,498	6,698,710	2,987,289	15,585,168
Other income	(3,803)	(48,870)	(13,532)	(52,425)	(131,566)
Loss from continuing operations before deferred income taxes	(3,757,037)	(1,601,628)	(6,685,178)	(2,934,864)	(15,453,602)
Deferred income tax recovery (Note 7)	(537,900)	-	(962,610)	-	(1,891,560)
Net loss from continuing operations	(3,219,137)	(1,601,628)	(5,722,568)	(2,934,864)	(13,562,042)
Income from discontinued operations (Note 1)	-	-	-	-	9,827
Net loss	$(3,219,137)	$(1,601,628)	$(5,722,568)	$(2,934,864)	$(13,552,215)

LOSS PER SHARE - BASIC AND DILUTED	$(0.05)	$(0.04)	$(0.09)	$(0.08)
WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING
Basic and diluted	65,755,750	39,258,915	61,507,236	36,581,942

See accompanying Notes to Interim Consolidated Financial Statements
* Going Concern (Note 1)

COLOMBIA GOLDFIELDS LTD.
(An Exploration Stage Company)
INTERIM CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIENCY)
(unaudited)
US Dollars	Common Shares	Stock Amount	Additional Paid-in Capital	Share Subscriptions Received	Deficit Accumulated During The Exploration Stage	Total Stockholders’ Equity (Deficiency)
Period Ended December 31, 2003 (see Note 1):
Issue of common stock for cash at $0.000125 per share on March 25, 2003	8	$-	$1	$-	$-	$1
Issue of common stock for cash at $0.000125 per share on May 5, 2003	16,000,000	160	1,840	-	-	2,000
Repurchase of common stock for cash at $0.000125 per share on October 31, 2003	(8,000,008)	(80)	(920)	-	-	(1,000)
Donated Capital	-	-	35,200	-	-	35,200
Net loss for the twelve months ended December 31, 2003	-	-	-	-	(36,399)	(36,399)

Balance, December 31, 2003	8,000,000	80	36,121	-	(36,399)	(198)

Year Ended December 31, 2004:
Issue of common stock for cash at $0.00625 per share on December 20, 2004	16,000,000	160	99,840	-	-	100,000
Donated Capital	-	-	19,200	-	-	19,200
Net loss for the twelve months ended December 31, 2004	-	-	-	-	(23,094)	(23,094)
Balance December 31, 2004	24,000,000	240	155,161	-	(59,493)	95,908

Year Ended December 31, 2005:
Issue of common stock for mineral concession at $0.25 per share on September 22, 2005	1,000,000	10	249,990	-	-	250,000
Issue of 4,221,000 common stock for cash at $0.25 per share, and 368,100 common stock for finder fee on October 14, 2005	4,589,100	46	1,055,204	-	-	1,055,250
Forgiveness of advances from a related party			4,999	-	-	4,999
Share Subscriptions Received	-	-	-	1,767,650	-	1,767,650
Net loss for the twelve months ended December 31, 2005	-	-	-	-	(1,491,470)	(1,491,470)
Balance, December 31, 2005	29,589,100	$296	$1,465,354	$1,767,650	$(1,550,963)	$1,682,337

See accompanying Notes to Interim Consolidated Financial Statements
* Going Concern (Note 1)

COLOMBIA GOLDFIELDS LTD.
(An Exploration Stage Company)
INTERIM CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIENCY)
(unaudited)

US Dollars	Common Shares	Stock Amount	Additional Paid-in Capital	Share Subscriptions Received	Deficit Accumulated During The Exploration Stage	Total Stockholders’ Equity (Deficiency)

Balance, December 31, 2005	29,589,100	$296	$1,465,354	$1,767,650	$(1,550,963)	$1,682,337

Year Ended December 31, 2006:
Issue of common stock for cash at $0.60 per share on January 24, 2006, net of $187,565 finders fee	3,126,083	31	1,688,054	(1,767,650)	-	(79,565)
Issue of common stock for Mineral concessions at $1.90 per share on February 14, 2006	1,000,000	10	1,899,990	-	-	1,900,000
Issue of common stock For Mineral concession at $2.25 per share on April 10, 2006	1,000,000	10	2,249,990	-	-	2,250,000
Issue of common stock for cash at $1.50 per unit (common shares & warrants) less finders fee of $585,060 on April 26, 2006	6,500,666	65	6,416,112	-	-	6,416,177
Issue of share purchase warrants with April 26, 2006 common stock issuance	-	-	2,749,762	-	-	2,749,762
Issue of common stock for Mineral concessions at $2.74 per share on April 28, 2006	2,000,000	20	5,479,980	-	-	5,480,000
Issue of common stock for Mineral concessions at $1.10 per share on August 22, 2006	4,200,000	42	4,619,958	-	-	4,620,000
Issue of common stock for Mineral concessions at $1.41 per share on September 25, 2006	1,150,000	11	1,621,489	-	-	1,621,500
Issue of common shares per exercise of 3,471,000 warrants on October 14, 2006	3,471,000	35	1,735,465	-	-	1,735,500
Issue of common stock for Mineral concessions at $1.28 per share on December 14, 2006	4,000,000	40	5,119,960	-	-	5,120,000
Stock based compensation	-	-	1,993,157	-	-	1,993,157
Net loss for the twelve months ended December 31, 2006			-	-	(6,278,684)	(6,278,684)
Balance December 31, 2006	56,036,849	$560	$37,039,271	$-	$(7,829,647)	$29,210,184

See accompanying Notes to Interim Consolidated Financial Statements
* Going Concern (Note 1)

COLOMBIA GOLDFIELDS LTD.
(An Exploration Stage Company)
INTERIM CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIENCY)
(unaudited)

US Dollars	Common Shares	Stock Amount	Additional Paid-in Capital	Share Subscriptions Received	Deficit Accumulated During The Exploration Stage	Total Stockholders’ Equity (Deficiency)

Balance, December 31, 2006	56,036,849	$560	$37,039,271	$-	$(7,829,647)	$29,210,184

Six Months Ended June 30, 2007:
Issue of common stock for cash at $1.00 per share less agents fee of $541,200 on March 21, 2007	9,020,000	90	8,074,434	-	-	8,074,524
Issue of agents’ warrants in connection with March 21, 2007 common stock issuance	-	-	404,276	-	-	404,276
Issue of common stock for consulting services	650,000	7	967,118	-	-	967,125
Issue of common stock to non-management directors	60,000	1	72,599	-	-	72,600
Exercise of common stock options	50,000	-	37,500	-	-	37,500
Stock based compensation	-	-	1,018,782	-	-	1,018,782
Net loss for the six months ended June 30, 2007			-	-	(5,722,568)	(5,722,568)
Balance June 30, 2007	65,816,849	$658	$47,613,980	$-	$(13,552,215)	$34,062,423

See accompanying Notes to Interim Consolidated Financial Statements
* Going Concern (Note 1)

COLOMBIA GOLDFIELDS LTD.
(An Exploration Stage Company)
INTERIM CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	Three Months Ended June 30, 2007	Three Months Ended June 30, 2006	Six Months Ended June 30, 2007	Six Months Ended June 30, 2006	Cumulative Inception March 25, 2003) through June 30, 2007

OPERATING ACTIVITIES:
Net loss	$(3,219,137)	$(1,601,625)	$(5,722,568)	$(2,934,864)	$(13,552,215)
Items not requiring cash outlay:
- Consulting fees	-	-	-	-	52,400
- Amortization	20,765	12,191	39,579	17,635	109,684
- Mineral property exploration	-	-	-	-	250,000
- Stock based compensation	860,580	695,666	1,426,132	1,182,155	3,419,289
- Deferred income taxes	(537,900)	-	(962,610)	-	(1,891,560)
Changes in non-cash working capital items
- Accounts receivable	-	(61,843)	-	(61,843)	-
- Prepaid expenses and deposits	(356,355)	(30,371)	(548,636)	(16,222)	(724,984)
- Exploration expenditure advances	-	109,737	-	56,078	-
- Accounts payable and accrued liabilities	317,573	(345,097)	1,028,074	(334,511)	1,456,207
- Due to/from related parties	-	(335,516)	-	-	4,999
Net cash used in operating activities	(2,914,474)	(1,556,858)	(4,740,029)	(2,091,572)	(10,876,180)

FINANCING ACTIVITIES:
Issuance of securities, net of finder fees	-	9,165,939	8,478,800	9,086,374	22,224,575
Issuance of promissory notes	3,500,000	-	7,200,000	-	7,200,000
Repayment of promissory notes	-	-	(3,700,000)	-	(3,700,000)
Exercise of stock options	37,500	-	37,500	-	37,500
Net cash provided by (used in) financing activities	3,537,500	9,165,939	12,016,300	9,086,374	25,762,075

INVESTING ACTIVITIES:
Purchase of mineral exploration rights	(2,094,684)	(1,408,293)	(5,674,494)	(1,662,693)	(11,913,367)
Purchase of equipment	(8,321)	(115,858)	(22,701)	(154,396)	(489,539)
Website development costs	-	-	-	(15,000)	(21,000)
Net cash used in investing activities	(2,103,005)	(1,524,151)	(5,697,195)	(1,832,089)	(12,423,906)

INCREASE (DECREASE) IN CASH	$(1,479,979)	$6,084,930	$1,579,076	$5,162,713	$2,461,989

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	3,941,968	643,423	882,913	1,565,640	-
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$2,461,989	$6,728,353	$2,461,989	$6,728,353	$2,461,989

SUPPLEMENTAL CASH FLOW INFORMATION
Interest and financing fees- promissory notes	$230,911	$-	$230,911	$-	$230,911
Taxes	$-	$-	$-	$-	$-

See accompanying Notes to Interim Consolidated Financial Statements
* Going Concern (Note 1)

COLOMBIA GOLDFIELDS LTD.
(An Exploration Stage Company)
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

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

The Company has incurred a cumulative net loss since inception on March 25, 2003 to June 30, 2007 of $13,552,215 and has no source of operating revenue. The Company’s ability to meet its obligations and continue as a going concern is dependent on the ability to identify and complete future funding. While the Company has been successful in raising financing to date, there can be no assurance that it will be able to do so in the future.

These consolidated financial statements have been prepared using U.S generally accepted accounting principles applicable to a going concern which contemplates the realization of assets and settlement of liabilities in the normal course of business as they come due. In addition to the Company’s working capital requirements and its cumulative losses during the period ended June 30, 2007 and since inception, the Company must also secure sufficient funding to meet its spending and purchase option obligations with respect to its mineral properties in order to maintain its option to purchase certain mining and mineral rights. These circumstances lend substantial doubt as to the ability of the Company to meet its obligations as they come due and, accordingly, as to the appropriateness of the use of accounting principles applicable to a going concern. In recognition of these circumstances, the Company raised funding of $9,020,000 through a private placement of additional share capital in March, 2007 and in June, 2007 the Company entered into a $3.5 million short-term bridge loan as disclosed in Note 8. As well, subsequent to June 30, 2007 the Company raised additional funding of $11,876,200 CDN through a private placement of additional share capital as disclosed in note 12. The Company intends to continue relying upon the issuance of securities to finance exploration, meet contractual obligations and continue as a going concern. As of the date of the approval of the consolidated financial statements, there is no assurance that these initiatives will be sufficient or successful.

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
(unaudited)

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited interim consolidated financial statements have been prepared in accordance with the accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three and six month periods ended June 30, 2007 are not necessarily indicative of the results that may be expected for the year ended December 31, 2007.

The consolidated balance sheet at June 30, 2007 has been derived from the audited financial statements at December 31, 2006 but these financial statements do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. For further information, refer to the financial statements and footnotes thereto included in the Company’s annual report on Form 10-KSB for the year ended December 31, 2006.

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

Consolidation

Entities which are controlled by the Company, either directly or indirectly, are consolidated. Control is established by the Company’s ability to determine strategic, operating, investing and financing policies without the co-operation of others. The Company analyzes its level of ownership, voting rights and representation on the board of directors in determining if control exists by any one, or a combination, of these factors.

These consolidated financial statements include the accounts of (i) Colombia Goldfields Ltd., a Delaware corporation (ii) the Company’s 90% interest in RNC (Colombia) Limited (“RNC”), a Belize corporation and its 94.99% owned subsidiary - Compania Minera De Caldas, S.A. (“Caldas”), a Colombia corporation, (iii) the Company’s 94.99% interest in Gavilan Minerales, S.A. (“Gavilan”) a Colombia corporation. All significant inter-company transactions and balances have been eliminated upon consolidation.

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
(unaudited)

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

On December 14, 2006 the Company acquired a further 15% of RNC, bringing the Company’s total ownership to 90%. These financial statements reflect the consolidation of the Company’s 90% interest in RNC for the period December 15, 2006 to June 30, 2007.

On September 25, 2006 the Company acquired 94.99% of the outstanding shares of Gavilan. These financial statements reflect the consolidation of Gavilan for the period of September 25, 2006 to June 30, 2007.

Since the non-controlling shareholders of RNC and Gavilan have no obligation to contribute any additional capital and the Company was the primary entity obligated to fund future exploratory work, no non-controlling interest related to RNC or Gavilan has been recognized in the consolidated statements of operations for the period January 1, 2006 to June 30, 2007 and in the consolidated balance sheet at June 30, 2007.

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

Asset Retirement Obligations

The Company applies SFAS No. 143, Accounting for Asset Retirement Obligations which requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred. SFAS No. 143 requires the Company to record a liability for the present value of the estimated site restoration costs with a corresponding increase to the carrying amount of the related long-lived assets. The liability will be accreted until it has been fully incurred and the asset will be amortized over the life of the related assets. Adjustments for changes resulting from the passage of time and changes to either the timing or amount of the original present value estimate underlying the obligation will be made. As at June 30, 2007 and December 31, 2006 the Company does not have any asset retirement obligations.

COLOMBIA GOLDFIELDS LTD.
(An Exploration Stage Company)
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

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

The Company evaluates the carrying values of property and equipment to determine if these costs are in excess of their net recoverable amount whenever events or changes in circumstances indicate that the carrying amounts may not be recoverable. The periodic evaluation of the carrying value of property and equipment costs is based on expected future cash flows and estimated salvage value.

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

Stock-Based Compensation

On January 1, 2006, the Company applied SFAS No. 123(R), Share-Based Payment, to account for stock options and similar equity instruments issued. Accordingly, compensation expense attributable to stock options or similar equity instruments granted is measured at the fair value at the grant date using the Black-Scholes option pricing model and recognized over the expected vesting period. In the event stock options are forfeited, any previously recognized compensation expense related to unvested and expiring awards is recognized in earnings during the period of forfeiture.

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
(unaudited)

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

Foreign Currency Translation

The Company’s functional currency is the US dollar. Accordingly, foreign currency balances are translated into US dollars as follows i) Monetary assets and liabilities are translated at the period-end exchange rate ii) Non-monetary assets are translated at the rate of exchange in effect at their acquisition date; and iii) Revenue and expense items are translated at the average exchange rate for the respective period.

Foreign exchange gains and losses are recognized as period expenses.

Earnings (Loss) per Share

Basic earnings (loss) per share is computed by dividing net earnings (loss) available to common stockholders by the weighted average number of common shares outstanding during the period. Diluted net earnings (loss) per share on the potential exercise of equity-based financial instruments is not presented where anti-dilutive. For the three and six months ended June 30, 2007 and 2006, outstanding share purchase warrants and options to purchase common shares were excluded from the computation of diluted earnings per share as the impact of these instruments was antidilutive as a result of losses incurred in these periods.

Income taxes

The Company accounts for income taxes using the asset and liability method which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been recognized in the Company’s financial statements or tax returns.

Financial Instruments

The Company’s financial instruments consist of cash and cash equivalents, prepaid expenses and deposits, accounts payable and accrued liabilities, amounts due to and from related parties and short-term promissory notes. The carrying value of these financial instruments approximates their fair value based on their liquidity or their short-term nature. The Company is not exposed to significant interest, credit or currency risk arising from these financial instruments.

COLOMBIA GOLDFIELDS LTD.
(An Exploration Stage Company)
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

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

A) Caramanta Project

(i) Caramanta Project - Concessions 6602, 1343 and 6329

On September 22, 2005, the Company entered into an Assignment Agreement with Investcol Limited (“Investcol”), a related party, where Investcol assigned, transferred, and conveyed to the Company all of its rights under a contract for Purchase Option of Mining Concessions (“Original Option Contract”) entered into with Cia Servicios Y Logisticos Ltda. As a result of the Assignment Agreement, the Company acquired an option to purchase certain mining, mineral and exploration rights on property known as Concessions 6602, 1343 and 6329 located in Caramanta Municipality, Antioquia Department, Medellin, Colombia for $10,000, on condition that $2,990,000 is invested in exploratory work on the property over a three year period. The Company issued 1,000,000 shares of its common stock to Investcol at a deemed fair market value $0.25 per share for total consideration of $250,000. At the date of acquisition of these mineral rights the Company had not yet incorporated a Company in Colombia and had not gained the support of the Colombian federal or local governments. Due to these uncertainties, the initial $260,000 was considered mineral property exploration and was recorded as part of mineral property exploration expenses in the consolidated statement of operations in fiscal 2005.

Pursuant to the Assignment Agreement, the Company was committed to fund $2,990,000 of exploratory work as follows:

a)	$500,000 upon the closing of the Assignment Agreement;
b)	$750,000 during the 12 month period commencing June 25, 2006; and on the earlier of June, 2006 or commencement of the second exploration phase; and
c)	$1,740,000 during the 12-month period commencing June 25, 2007.

On September 25, 2006 the Assignment Agreement was superseded in connection with the Company’s agreement to acquire the Mining Concessions. (See note 3(A)(iii) below for further details)

(ii) Caramanta Project - Concessions 6993, 7039, 6821 and 6770 and HET 31, 32, 26, 27 and HETG 01

On February 16, 2006 the Company entered into a Letter of Intent (“LOI”) with Investcol to acquire Investcol’s rights in a Contract for Purchase (“Purchase Contract”) entered into with Cia Servicios Y Logisticos Ltda. The LOI outlined a proposed transaction where the Company intended to acquire Investcol’s rights to acquire mining contracts to exclusively engage in mining activities on concessions 6993, 7039, 6821 and 6770 (the “Contracts”) and options that Investcol held to acquire the exclusive rights to engage in mining activities on concessions HET 31, 32, 26, 27 and HETG 01 (the “Options”) all located within an area in Colombia referred to as the Caramanta location.

COLOMBIA GOLDFIELDS LTD.
(An Exploration Stage Company)
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

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

On September 25, 2006 the Company, through the acquisition of the outstanding shares of Gavilan, acquired full legal title to the Caramanta project concessions described in Notes 3A(i) and 3A(ii) above. Consideration paid for the acquisition included $300,000 cash and the issuance of 1,150,000 restricted common shares at a value of $1.41 per share. In addition, a $50,000 finder’s fee was paid to Investcol. The total acquisition cost of $1,971,500 was allocated to the net assets acquired as follows:

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
(unaudited)

extension agreement with Investcol to extend the terms to April 30, 2006, and completed the transaction on April 28, 2006. Total consideration of $5,480,000 related to this transaction was recorded as part of acquired mineral and exploration properties and rights in fiscal 2006.

c)
Held the option to acquire an additional 25% of RNC (total 75% of RNC) by the issuance of 4,000,000 common shares of the Company to Investcol and the advance of an additional $15,000,000 non-interest bearing loan to RNC on or before October 30, 2006. On August 22, 2006, the Company amended its January 12, 2006 Stock Purchase Agreement with Investcol and RNC and concurrently exercised its option to increase the Company’s interest in RNC from 50% to 75%. Under the terms of the amended agreement, the Company issued 4,200,000 common shares and paid $200,000 to Investcol. In connection with this transaction, the Company committed to providing an additional $5,000,000 by way of non-interest bearing demand loan to RNC by December 31, 2006 and to providing sufficient funds to RNC, upon terms satisfactory to the Company, to complete a full bankable feasibility study of the Marmato Project. Total consideration of $ 4,820,000 related to this transaction was recorded as part of acquired mineral and exploration properties and rights in fiscal 2006.

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

 C) Kedahda Properties

On August 30, 2006 the Company, purchased certain mining exploration properties in the Republic of Colombia and the related geochemical and other proprietary geological data from a wholly-owned subsidiary of Anglo Gold Ashanti, Sociedad Kedahda, S.A., for $500,000 cash consideration. The purchase was recorded as part of acquired mineral and exploration properties and rights in fiscal 2006.

Mineral Property Rights Acquisition and Exploration Expenditures

The Company’s mineral property acquisition and exploration expenditures consist of

I)	The acquisition of mineral concessions;
II)	The acquisition of mineral and exploration rights from existing titleholders;

COLOMBIA GOLDFIELDS LTD.
(An Exploration Stage Company)
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
III)	The exploration of acquired mineral properties and related activities; and
IV)	Stock-based compensation allocated pursuant to FAS 123(R)

The following table summarizes the Company’s mineral concession acquisitions, mineral rights acquisitions, and mineral exploration expenses as recorded in the Company’s Consolidated financial statements:

		Three Months Ended June 30, 2007	Three Months Ended June 30, 2006	Six Months Ended June 30, 2007	Six Months Ended June 30, 2006	Cumulative From Inception (March 25, 2003)Through June 30, 2007

I)	Acquisition of mineral concessions	-	$8,080,000	-	$9,980,000	$22,200,841

II)	Acquisition of mineral and exploration rights	1,451,310	3,712,478	5,191,893	3,966,878	15,830,964
	Total acquired mineral and exploration properties and rights	1,451,310	11,792,478	5,191,893	13,946,878	38,031,805

III)	Exploration of acquired mineral properties	1,315,801	469,423	2,572,692	976,497	6,836,833

IV)	Stock based compensation	244,787	71,011	459,912	136,560	673,507

	Total mineral property exploration expenses	1,560,588	540,434	3,032,604	1,113,057	7,510,340

	Total mineral and exploration properties and rights acquisitions and exploration expenditures	$3,011,898	$12,332,912	$8,224,497	$15,059,935	$45,542,145

Capitalized Mineral and Exploration Properties and Rights

Acquired mineral and exploration properties and exploration rights have been recorded at amounts necessary to reflect temporary differences associated with the differences between their accounting and tax bases. These differences arise primarily due to differences between the assigned values and tax bases of acquired Caramanta Project and Marmato Project mineral concessions. As a result, acquired mineral and exploration properties and rights are recorded in the consolidated balance sheets as follows:

COLOMBIA GOLDFIELDS LTD.
(An Exploration Stage Company)
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

	June 30, 2007	December 31, 2006
Purchase of mineral and exploration properties and rights	$38,031,805	$32,839,912

Recognition of deferred tax liability upon acquisition	10,688,474	10,688,474

Mineral and exploration properties and rights	$48,720,279	$43,528,386

NOTE 4 - PROPERTY AND EQUIPMENT

As at June 30, 2007	Cost	Accumulated Amortization	Net Book Value
Furniture and office equipment	$193,511	$(27,367)	$166,144
Building	87,405	(3,844)	83,561
Vehicles	193,623	(40,473)	153,150

Total	$474,539	$(71,684)	$402,855

As at December 31, 2006	Cost	Accumulated Amortization	Net Book Value
Furniture and office equipment	$171,656	$(11,292)	$160,364
Building	87,033	(1,451)	85,582
Vehicles	193,149	(19,362)	173,787

Total	$451,838	$(32,105)	$419,733

NOTE 5 - STOCKHOLDERS’ EQUITY

Common Stock

	June 30, 2007	December 31, 2006
Authorized:
200,000,000 common shares, $0.00001 par value
Issued and Outstanding:
65,816,849 common shares (December 31, 2006: 56,039,849 shares)	$658	$565

i)	During the six months ended June 30, 2007, the Company completed the following transactions:

a)On March 21, 2007, the Company completed a private equity offering of 9,020,000 common shares at $1.00 per common share. The gross proceeds received from the offering were $9,020,000. In connection with this private equity offering, the Company paid a commission of $541,200 and issued agents’ warrants to purchase 541,200 shares of the Company’s common stock with each warrant exercisable for a period of 36 months from the closing of the offering at an exercise price of $1.00 per share. The fair value of the agents’ warrants was $404,276 and has been accounted for as a reduction of the additional paid-in capital associated with the related March 21, 2007 common stock issuance. On April 20, 2007, the Company filed a

COLOMBIA GOLDFIELDS LTD.
(An Exploration Stage Company)
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Registration Statement with the Securities and Exchange Commission (SEC) to register 9,170,000 common shares previously issued by the Company. Under the terms of the Company’s agreements with subscribers to the Company’s $9,020,000 March 21, 2007 private placement, if the SEC has not issued a Notice of Effectiveness regarding the Registration Statement by September 30, 2007, the Company is obligated to pay the subscribers to the offering a cash penalty of 1.5% per month for each month of delay, or portion thereof. On August 13, 2007 the SEC declared the Company’s Registration Statement effective.

b) On March 22, 2007, the Company issued 650,000 common shares to certain consultants to the Company for services rendered as described under “Stock Options and Other Stock-Based Compensation”.

c) On May 3, 2007 the company issued 50,000 common shares pursuant to the exercise of 50,000 options for proceeds of $37,500.

d) On June 6, 2007 the company issued 60,000 common shares to non-management directors of the company in connection with their annual remuneration.

ii)	During the year ended December 31, 2006, the Company completed the following transactions:

a) On January 10, 2006, the Company issued 3,126,083 common shares at $0.60 per share for gross proceeds of $1,875,650. The Company paid finders fees in the amount of $187,565, for net proceeds of $1,688,085.

b) On February 14, 2006, the Company issued 1,000,000 common shares at $1.90 per share to Investcol in connection with the acquisition of 25% ownership of RNC (See Note 3).

c) On April 10, 2006, the Company issued 1,000,000 common shares at $2.25 per share to Investcol to acquire rights in certain properties in the Caramanta area of Colombia. See Note 3)

d) On April 26, 2006, the Company completed a private equity offering of 6,500,666 Units at $1.50 per Unit to a total of 26 investors. Each Unit consists of one share of common stock, par value $0.00001, and one Warrant (the “Warrant”) to purchase one share of common stock, exercisable for twenty-four months from the closing of the offering. The exercise price of the Warrant is $2.50. The gross proceeds received from this offering were $9,751,000. Assuming that the investors exercise all of the Warrants, the gross proceeds received from the exercise of the Warrants will equal $16,251,665.

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
(unaudited)

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

e) On April 28, 2006, in connection with the acquisition of the second 25% of RNC, the Company issued 2,000,000 common shares at $2.74 per share to Investcol. (See Note 3).

f) On August 22, 2006 in connection with the acquisition of the third 25% of RNC, the Company issued 4,200,000 common shares at $1.10 per share to Investcol. (See Note 3).

g)  On September 25, 2006 in connection with the Company’s acquisition of 100% of the Caramanta Exploration Properties, the Company issued 1,150,000 restricted common shares at $1.41 per share (see Note 3).

h)  On October 14, 2006 3,471,000 share purchase warrants were exercised for net proceeds to the Company of $1,735,500 and 3,471,000 common shares were issued upon exercise.

i)  On December 14, 2006 in connection with the additional acquisition of 15% of RNC, the Company issued 4,000,000 common shares at $1.28 per share to Investcol (See Note 3).

Warrants

As at June 30, 2007, the following warrants were issued and outstanding:

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

COLOMBIA GOLDFIELDS LTD.
(An Exploration Stage Company)
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

	Fiscal 2007	Fiscal 2006

Weighted average fair value of options granted during the period	$0.98	$0.99

Weighted average fair value of options vested during the period	$1.17	$-

A summary of stock options outstanding and exercisable at June 30, 2007 is as follows:

Range of Exercise Prices	Number Outstanding	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (yrs)	Number Exercisable	Weighted Average Exercise Price
$0.75 - $1.00	587,500	$ 0.75	8.52	462,500	$ 0.75
$1.01 - $2.00	3,390,000	1.29	9.36	587,500	1.48
$0.75 - $2.00	3,977,500	$ 1.21	9.24	1,050,000	$ 1.16

The fair value of each option granted has been estimated as of the date of the grant using the Black-Scholes option pricing model with the following assumptions: risk-free interest rate of 4.45%, dividend yield 0%, an estimated volatility of 76%, and expected term of 10 years, equal to the full life of the options as the Company does not expect any options to be exercised early.

Other Stock-Based Compensation

On October 1, 2006, the Company agreed to grant 500,000 common shares to a consultant providing services to the Company. Pursuant to the terms of the Consulting Agreement, should the Consultant’s employment terminate by the Consultant’s resignation before the period of two years has elapsed, the Consultant is required to return a pro rata portion of the shares based on the time remaining in the contract. In the case of a change in control of the Company by merger or sale of a majority stake or otherwise, the shares held by the Consultant will immediately vest. The fair value of the common stock award, based on the market price of the Company’s common shares at the agreement date, was $915,000. The shares were issued on March 22, 2007 and the Company accounts for this award by recognizing compensation expense ratably over twenty-four months, commencing on the agreement date. For the three months ended June 30, 2007, the Company recorded a total of $114,375 in stock based compensation expense related to this award in the consolidated statement of operations (six months ended June 30, 2007 - $228,750).

On January 15, 2007, the Company agreed to grant 150,000 common shares to a consultant for services rendered to the Company for the three months ended April 15, 2007. The fair value of the common stock award, based on the market price of the Company’s common shares at the agreement date, was $166,500. The shares were issued on March 22, 2007 and the Company accounts for this award by recognizing compensation expense ratably over three months, commencing on the agreement date. For the three months ended June 30, 2007, the Company recorded a total of $27,500 in stock based compensation expense related to this award in the consolidated statement of operations (six months ended June 30, 2007-$166,500).

COLOMBIA GOLDFIELDS LTD.
(An Exploration Stage Company)
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

On May 6, 2007, the Company granted 60,000 common shares to non-management directors. The fair value of the common stock awards, based on the market price of the Company’s common shares at the grant date, was $72,600. The shares were issued on June 6, 2007 and the Company accounts for this award by recognizing compensation expense ratably over twelve months, commencing on the grant date. For the three months ended June 30, 2007, the Company recorded a total of $12,100 in stock-based compensation expense related to this award in the consolidated statement of operations (six months ended June 30, 2007 - $12,100).

Summary of Stock-Based Compensation Expenses

	Three Months Ended June 30, 2007	Three Months Ended June 30, 2006	Six Months Ended June 30, 2007	Six Months Ended June 30, 2006	Cumulative from Inception (March 25, 2003) through June 30, 2007
Mineral property exploration expenses	$244,787	$71,011	$459,912	$136,560	$673,507
General and administrative	615,793	624,655	966,220	1,045,595	2,745,782
Total stock-based compensation	$860,580	$695,666	$1,426,132	$1,182,155	$3,419,289

The following table summarizes stock-based compensation recorded in the consolidated statements of operations:

As at June 30, 2007, there was $1,125,273 of unrecognized compensation cost related to unvested stock options. The cost is expected to be recognized as follows: Fiscal 2007 - $436,606; Fiscal 2008 - $649,569; Fiscal 2009 - $39,098.

At June 30, 2007, there was $632,375 unrecognized compensation cost related to unvested direct stock awards recorded as prepaid consulting fees in the Company’s consolidated balance sheet. The cost is expected to be recognized in the statement of operations as follows: Fiscal 2007-$265,050; Fiscal 2008 - $367,325.

NOTE 6 - ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

In the normal course of business the Company enters into contractual obligations with Colombian titleholders to acquire mineral and exploration rights. Upon signing, typically 25% of the negotiated purchase price is due and payable with an additional 25% due when all required documentation has been submitted to the local mining department and the final 50% due when the mining claim has been registered in the Company’s name. Included in accounts payable and accrued liabilities at June 30, 2007 is $5,126,938 (December 31, 2006 - $5,609,538) in amounts owing pursuant to these agreements.

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

COLOMBIA GOLDFIELDS LTD.
(An Exploration Stage Company)
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

a)  Components of income tax provision:

The components of the Company’s provision for (recovery of) income taxes consists of the following:

	Three Months Ended June 30, 2007	Six Months Ended June 30, 2007
Domestic	$-	$-
Foreign	(537,900)	(962,610)
	$(537,900)	$(962,610)

For the three months ended June 30, 2007 the Company’s loss before provision for income taxes was generated in the following jurisdictions: Domestic $2,065,037; Foreign $1,692,000. For the six months ended June 30, 2007 the Company’s loss before provision for income taxes was generated in the following jurisdictions: Domestic $3,296,178; Foreign $3,389,000.

b)  Income tax rate reconciliation:

The effective income tax rate differs from the statutory rate that would be obtained by applying the U.S. Federal income tax rate to net income (loss) before income taxes. These differences result from the following items:

	Three Months Ended June 30, 2007	Six Months Ended June 30, 2007
US federal income tax rate	34.0%	34.0%

Decrease in Income tax rate resulting
From:
Losses not recognized for tax purposes	(10.9%)	(9.5%)
Tax rate differences in foreign subsidiaries	(0.9%)	(2.8%)
Other permanent differences	(7.9%)	(7.3%)
Effective income tax rate	14.3%	14.4%

c)  Component of deferred income tax provision:

The components of the temporary differences, which created the future income tax provision, are as follows:

	Three Months Ended June 30, 2007	Six Months Ended June 30, 2007
Losses carried forward	$(559,693)	$(873,729)
Tax depreciation less than accounting depreciation	10,926	54,951
Foreign exploration costs	(537,900)	(962,610)
	$(1,086,667)	$(1,781,388)
Change in valuation allowance	548,767	818,778
Deferred income tax provision	$(537,900)	$(962,610)

COLOMBIA GOLDFIELDS LTD.
(An Exploration Stage Company)
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

d)  Components of deferred tax asset and liability:

The components of the temporary differences, which have created the deferred tax assets, are:

	June 30, 2007	December 31, 2006
Tax depreciation less than
Depreciation	$347,088	$402,039
Losses carried
Forward	1,626,052	752,323
	1,973,140	1,154,362
Valuation allowance	(1,973,140)	(1,154,362)
Deferred tax asset	$-	$-

The components of the temporary differences, which have created the deferred tax liability, are:

	June 30, 2007	December 31, 2006
Tax depreciation less than Accounting depreciation	$-	$-
Tax basis less than accounting basis for mineral concessions	(10,688,474)	(10,688,474)
Foreign exploration costs	1,891,560	928,950
Deferred tax liability	$(8,796,914)	$(9,759,524)

e) The Company has income tax losses available for carry forward of $4,780,000 which expire as follows:

Expiry Year	Domestic	Foreign	Total
2023	$36,500	$-	$36,500
2024	23,000	-	23,000
2025	310,500	-	310,500
2026	1,840,000	-	1,840,000
2027	2,570,000	-	2,570,000
	$4,780,000	$-	$4,780,000

NOTE 8 - RELATED PARTY TRANSACTIONS

During the normal course of operations, the Company engages in transactions with certain directors, senior officers, and shareholders of the Company.

Significant related party transactions reflected within the Company’s consolidated financial statements include:

i)	The acquisition of the Company’s interest in the Caramanta and Marmato projects as described in notes 3(A) and 3(B) from Investcol, a company controlled by certain shareholders of the Company;

ii)	Management and consulting fees paid to certain directors, senior officers, and shareholders of the Company; and

iii)	Office rent paid to a Company related to a former director of the Company during the fiscal 2006 year.

COLOMBIA GOLDFIELDS LTD.
(An Exploration Stage Company)
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

iv)
The issuance and repayment of a short-term bridge-loan during the first quarter of fiscal 2007. On February 27, 2007 the Company entered into a $3,700,000 promissory note between the Company and the Company’s President, a shareholder, and a Company controlled by these individuals. The loan, collateralized by the Company’s investment in RNC, was due and payable upon closing a planned equity financing, but in no case later than April 15, 2007. Upon repayment, an $185,000 loan origination fee was payable to the note holders. The note bore interest at 10% per annum, with monthly interest payments commencing February 28, 2007. Subsequent to the private placement described in note 5(i), on March 26, 2007 a total of $3,930,911 (representing the principal amount of the promissory note of $3,700,000, the loan origination fee of $185,000, and accrued interest of $45,911) was paid to the loan of the holders in full satisfaction of all amounts owing.

v)
The issuance of a second short-term bridge loan during the second quarter of fiscal 2007. On June 6, 2007 the Company entered into a $3,500,000 promissory note between the Company and the Company’s President, a shareholder, and a Company controlled by these individuals. The loan, collaterized by the Company’s investment in RNC, is due and payable upon the closing of a planned equity financing, but in no case later than August 15, 2007. Upon repayment, a $52,500 fee is payable to the note holders. The note bears interest at 10% per annum, with monthly interest payments commencing June 30, 2007. At June 30, 2007 the entire $3,500,000 principal obligation is outstanding. Included in accounts payable and accrued liabilities at June 30, 2007 is $92,000 in accrued interest and loan origination fees owing pursuant to the terms of the bridge loan.

During the three months ended June 30, 2007 the Company:

a)
Paid $5,000 for board and committee meeting fees to non-management directors of the Company (six months ended June 30, 2007:$5,000) and issued 60,000 common shares to directors in connection with the Company’s annual remuneration of its directors.

b)	Paid $112,739 for management and consulting fees to senior officers of the Company (six months ended June 30, 2007: $212,325).

c)	Paid $96,865 for management and consulting fees to shareholders of the Company (six months ended June 30, 2007: $211,479).

d)	Paid $92,000 for interest and administration fees on a bridge loan from shareholders of the Company (six months ended June 30, 2007: $322,911).

During the three months ended June 30, 2006 the Company:

a)	paid $185,350 for management and consulting fees to directors, senior officers of the Company (six months ended June 30, 2006 : $270,750).

b)	paid $4,978 for office rent to a company related to a director of the Company (six months ended June 30,2006 : $10,256).

c)	Paid $22,500 for administration and exploration activities to a shareholder of the Company (six months ended June 30, 2006 : $22,500).

COLOMBIA GOLDFIELDS LTD.
(An Exploration Stage Company)
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
(unaudited
Included in prepaid expenses at June 30, 2007 is $10,000 related to a senior officer of the Company (December 31, 2006: $30,000). Included in accounts payable and accrued liabilities at June 30, 2007 is $21,000 (December 31, 2006: $49,213) owing to companies controlled by shareholders of the Company.

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

FIN 48 requires all material tax positions to undergo a new two-step recognition and measurement process. All material tax positions in all jurisdictions in all tax years in which the statute of limitations remains open upon the initial date of adoption are required to be assessed. For a tax benefit to be recognized it must be more likely than not that a tax position will be sustained upon examination based solely on its technical merits. If the recognition standard is not satisfied, then no tax benefit otherwise arising from the tax position can be recorded for financial statement purposes. If the recognition standard is satisfied, the amount of tax benefit recorded for financial statement purposes will be the largest amount of tax benefit with a greater than 50% likelihood of being realized upon ultimate settlement with a taxing authority. The adoption of FIN 48 did not have a material impact on the Company’s financial position, results of the operations, or cash flows for the three and six months ended June 30, 2007.

NOTE 12 - SUBSEQUENT EVENTS

i)	Subsequent to June 30, 2007 the Board of Directors authorized the issuance of 150,000 options to purchase the Company’s common stock to certain consultants in exchange for services rendered.

ii)
Subsequent to June 30, 2007, the Company completed a private equity offering of 8,483,000 Units at $1.40 CDN per Unit to a total of 24 investors. Each Unit consists of one share of common stock and one-half warrant (“the Warrant”), for a total of 8,483,000 common shares and 4,241,500 warrants issued. The total gross proceeds raised was $11,876,200 CDN. Each Warrant is exercisable for one common share at an exercise price of $1.85 CDN and the Warrants are exercisable for 12 months following the closing of the offering. The Warrant also requires the holder, upon notice from the Company, to exercise in the event that during any fifteen consecutive trading days, the common stock of the Company closes at or above $2.25 CDN on a recognized North American stock exchange.

In connection with this private equity offering, the Company is obligated to pay as a commission $712,572 CDN and issue additional warrants to its placing agents (the “Agent’s Warrants”) to purchase 508,980 shares of the Company’s common stock with each Agent’s Warrant exercisable for a price of $1.40 CDN per share. The Agent’s Warrants are exercisable at any time for 36 months following the closing of the offering.

COLOMBIA GOLDFIELDS LTD.
(An Exploration Stage Company)
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Pursuant to the terms of the private placement, the Company is obligated to file a Registration Statement with the Securities and Exchange Commission (SEC) to register the common shares and common shares underlying the Warrants. If the SEC has not issued a Notice of Effectiveness regarding the Registration Statement within seven months of the closing date, the Company is obligated to pay the subscribers to the offering a cash penalty of 1.5% per month for each month of delay, or portion thereof.

The Company expects to repay the short-term bridge loan described in note 8v) with a portion of the proceeds from this offering.

NOTE 13 - RECLASSIFICATIONS

Certain prior period amounts have been reclassified to conform to the current period presentation.

Item 2.      Plan of Operation

Introduction

This Mangement’s Discussion and Analysis (“MD&A”), which has been prepared as of July 31, 2007, is intended to supplement and complement our unaudited interim consolidated financial statements and notes thereto for the three and six months ended June 30, 2007 prepared in accordance with United States generally accepted accounting principles, or U.S. GAAP (collectively, our “Financial Statements”). You are encouraged to review our Financial Statements in conjunction with your review of this MD&A. Additional information relating to our Company, is available at www.sec.gov.com. All dollar amounts in our MD&A are expressed in U.S. dollars, unless otherwise specified.

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

Our ability to predict results or the actual effect of future plans or strategies is inherently uncertain. Factors which could have a material adverse affect on our operations and future prospects on a consolidated basis include, but are not limited to: changes in economic conditions, legislative/regulatory changes, availability of capital, interest rates and commodity prices, competition, and changes in generally accepted accounting principles, as well as items described under “Risks and Uncertainties” elsewhere in this MD&A. These risks and uncertainties should be considered in evaluating forward-looking statements and undue reliance should not be placed on such statements.

Second Quarter Fiscal 2007 Overview

During the second quarter of fiscal 2007 progress was made towards our objective of defining and consolidating our ownership of a bulk-mineable ore body in the Marmato region of Colombia. Our objective is to consolidate a new gold district around the Marmato Mountain in Colombia by:

▪	Acquiring the rights to an historic prospective gold project in Marmato (the “Marmato Mountain Project”);
▪	Acquiring the majority of legally registered mineral titles on the Marmato Mountain;

▪	Acquiring certain surrounding properties in the Caramanta region (the “Caramanta Exploration Project”); and
▪	Planning for and executing the acquisition of additional ancillary properties.

Our focus in fiscal 2007 is to continue to advance the Marmato Mountain Development Project towards development through:

▪	The acquisition of additional Colombian mineral concessions and mineral rights;
▪	Commencing the resettlement of the town of Marmato;
▪	Commencing drilling and sampling programs;
▪	The preparation of revised resource estimates; and
▪	Preparing for a feasibility study.

In the second quarter of fiscal 2007 we advanced our business plan by:

▪	Increasing our mineral and exploration rights ownership to 97 of 121 legally registered mineral titles from existing Colombian titleholders;
▪	Continuing data collection for a baseline study; and
▪	Commencing drilling and sampling on the Marmato Mountain

As at June 30, 2007, the Zona Alta portion of the Marmato project in Colombia hosts approximately 275 total small mines which Compañia Minera de Caldas, S.A. (“Caldas”), a 94.99% owned subsidiary of RNC (Colombia) Limited (“RNC”) which we presently have a 90% interest in, is seeking to purchase individually. We own 94.99% of Caldas, with the remaining 5.01% held directly or indirectly by directors, officers, and senior management of the Company. Eighty-five (85) of these mines have registered titles in the Ministry of Mines in Caldas. We refer to these mines as Category 1. Thirty-six (36) mines are located in an area called CHG-081 in which there is one mining contract and we refer to these mines as Category 2. Once all of these Category 2 mines have been purchased, Caldas will own the entire CHG-081 contract. Our objective is to secure ownership to these one-hundred and twenty-one (121) properties. Approximately ninety (90) of the remaining mines have made applications for legalization under the previous mining law. We refer to these mines as Category 3. Of the applications made, management believes that less than thirty (30) will be approved. Approximately sixty-four (64) are illegal mines.

Certain mining properties have been purchased or optioned and are awaiting final payment once the documentation and registration is complete. The total number of legally registered mineral titles acquired by Caldas at June 30, 2007 is 97, an increase of 4 from March 31, 2007. Caldas is also purchasing the existing mills on the Zona Alta and has so far purchased 11 out of a total of approximately 26, an increase of 1 from March 31, 2007.

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

We are an exploration stage company engaged in the acquisition and exploration of mineral resource projects. Our main activity is the exploration and development of the Marmato Mountain Gold District in Colombia. The Company’s head office is located in Toronto, Canada and its exploration and administrative office in Colombia is located in the city of Medellin. The Marmato Mountain Gold District is located 80 km south of Medellin. We are actively advancing two areas within the Marmato Mountain Gold District. These are the Marmato Mountain Development Project and the Caramanta Exploration Project. The Caramanta Exploration Project surrounds the Marmato Mountain Development Project and we are actively securing additional exploration concessions between the two in order to consolidate the district.

The disclosure that follows is a discussion of each of the properties that we have an interest in and our results of operations for the three and six months ended June 30, 2007 and June 30, 2006.

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

Revenues

We have not yet completed our economic feasibility studies to establish the existence of proven or probable reserves for our properties and, as a result, to date we have not recognized any revenues from mining activities for the period since incorporation to June 30, 2007.

Expenses

Our primary expenses consist of mineral property exploration expenditures and general and administrative expenses.

Critical accounting policies

The following are the accounting policies that we consider to be Critical Accounting Policies. Critical Accounting Policies are those that are both important to the portrayal of our financial condition and results and those that require the most difficult, subjective, or complex judgments, often as result of the need to make estimates about the effect of matters that are subject to a degree of uncertainty.

Going Concern

We incurred a net loss of $13.6 million for the period from inception on March 23, 2003 to June 30, 2007, and we are not presently generating any revenue. Furthermore, we have used in excess of $23.3 million during this period to fund our operations and mineral acquisitions program. At June 30, 2007, we have a working capital deficiency of $6.4 million. Our future is dependent upon our ability to obtain additional financing and future acquisition, exploration and development of profitable operations from our mineral properties. We plan to continue to seek additional financing in private and/or public equity offerings to secure funding for our operations. Our estimate of our project cost to feasibility is $35.0 million. We estimate that a minimum of $7.0 million will be required over the next twelve to eighteen months to complete the initial phase of drilling at Marmato (8,000 meters) as well as cover our administration and property purchases costs. Pending the results of our initial drill program, the an additional $28 million will be required to complete the Marmato feasibility study, including an additional 22,000 meters of drilling at Marmato, and 12,000 meters of drilling at Caramanta. In addition, we may require additional funds of as much as $15 million on or before May 1, 2009 to complete the acquisition of our remaining 10% equity interest in RNC from Investcol. Other than the private placement completed subsequent to June 30, 2007, we currently do not have any arrangements for additional financing. There can be no assurance that such additional financing will be available to us on acceptable terms or at all. These factors, among others, raise substantial doubt about our ability to continue as a going concern. Our financial statements do not include any adjustment to reflect the possible future effect on the recoverability and classification of the assets or the amounts and classification of liabilities that may result should we cease to continue as a going concern.

Basis of Presentation

Entities that are controlled by us, either directly or indirectly, are consolidated. Control is established by our ability to determine strategic, operating, investing and financing policies without the co-operation of others. We analyze our level of ownership, voting rights and representation on the board of directors in determining if control exists by any one, or a combination, of these factors.

Our consolidated financial statements include the accounts of (i) Colombia Goldfields Ltd., a Delaware Corporation, (ii) our 90% interest in RNC (Colombia) Limited, a Belize corporation and its 94.99% owned subsidiary - Compania Minera de Caldas, S.A., a Colombia corporation, (iii) our 94.99% interest in Gavilan Minerales, S.A. (“Gavilan”) a Colombia Corporation. All significant inter-company transactions and balances are eliminated upon consolidation.

Mineral and Exploration Properties and Rights Acquisition and Exploration Expenditures

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

Our mineral property rights acquisition and exploration activities consist of

i)	The acquisition of mineral concessions;
ii)	The acquisition of mineral and exploration rights from existing titleholders;
iii)	The exploration of acquired mineral properties and related activities; and
iv)	The allocation of stock based compensation related to participants in our stock option plan.

Costs of acquiring mining properties, including interest costs attributable to mineral property acquisitions, are capitalized upon acquisition. Pursuant to SFAS No.34, Capitalization of Interest Costs, interest costs attributable to mineral property acquisitions are also capitalized. Mine development costs incurred either to develop new ore deposits, expand the capacity of mines, or to develop mine areas substantially in advance of current production are also capitalized once proven and probable reserves exist and the property is a commercially mineable property. Costs incurred to maintain current production or to maintain assets on a standby basis are charged to operations. Costs of abandoned projects are charged to operations upon abandonment. We evaluate the carrying value of capitalized mining costs and related property, plant and equipment costs, to determine if these costs are in excess of their net recoverable amount whenever events or changes in circumstances indicate that their carrying amounts may not be recoverable. The periodic evaluation of carrying value of capitalized costs and any related property, plant and equipment costs is based upon expected future cash flows and/or estimated salvage value in accordance with Statement of Financial Accounting Standards (SFAS) No. 144, Accounting for Impairment or Disposal of Long-Lived Assets.

Asset Retirement Obligations

We apply SFAS No. 143, Accounting for Asset Retirement Obligations that requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred. SFAS No. 143 requires us to record a liability for the present value of the estimated site restoration costs with a corresponding increase to the carrying amount of the related long-lived assets. The liability will be accreted until it has been fully incurred, and the asset will be amortized over the life of the related assets. Adjustments for changes resulting from the passage of time and changes to either the timing or amount of the original present value estimate underlying the obligation will be made. As at June 30, 2007, and December 31, 2006, we do not have any asset retirement obligations.

Stock-Based Compensation

On January 1, 2006, we applied SFAS No. 123(R), Share-Based Payment, to account for stock options and similar equity instruments issued. Accordingly, compensation expense attributable to stock options or similar equity instruments granted is measured at the fair value at the grant date, using the Black-Scholes option pricing model and the resultant compensation expenses are classified in our consolidated statement of operations based on the classification of the underlying option plan participants’ related compensation expenses. In the event stock options are forfeited, any previously recognized compensation expense related to unvested and expiring awards is recognized in earnings during the period of forfeiture. The majority of our stock based compensation relates to either i) mineral exploration activities associated with our exploration personnel or ii) general and administrative expenses associated with our administrative employees, directors, and consultants.

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

Selected Financial Information

The following table sets forth selected financial information for the three and six months ended June 30, 2007, and 2006. This summary of selected financial information is derived from, and should be read in conjunction with, and is qualified in its entirety by reference to, our audited financial statements for the fiscal year ended December 31, 2006 and related note disclosures.

	Three Months Ended June 30, 2007	Three Months Ended June 30, 2006	Six Months Ended June 30, 2007	Six Months Ended June 30, 2006	Cumulative from Inception (March 25, 2003 through June 30, 2007
Statement of Loss and Deficit
Total Expenses	$3,760,840	$1,650,498	$6,698,710	$2,987,289	$15,585,168
Net loss	$(3,219,137)	$(1,601,628)	$(5,722,568)	$(2,934,864)	$(13,552,215)
Loss per Share-basic and diluted	$(0.05)	$(0.04)	$(0.09)	$(0.08)	N/A
Balance Sheet Data	As at June 30, 2007	As at June 30, 2006	As at June 30, 2007	As at June 30, 2006	As at June 30, 2007
Total Assets	$52,942,482	$24,042,680	$52,942,482	$24,042,680	$52,942,482
Total Long-Term Debt	$-	$-	$-	$-	$-
Total Liabilities	$18,880,059	$5,396,678	$18,880,059	$5,396,678	$18,880,059
Total Shareholders’ Equity	$34,062,423	$18,646,002	$34,062,423	$18,646,002	$34,062,423

Management’s Discussion and Analysis

The following discussion and analysis should be read in conjunction with our unaudited interim consolidated financial statements for the three and six months ended June 30, 2007 and June 30, 2006 and the accompanying notes thereto.

The Caramanta and Marmato Projects

We are actively advancing the Marmato Mountain Development Project and the Caramanta Exploration Project, both of which are located in Colombia’s Marmato Mountain Gold District. These projects are separated by approximately seven kilometers and our focus is on securing the region between Caramanta and Marmato and any other outlying targets that may contain similar mineralization or that have the potential for mining. We have advanced our ownership interests in these projects in fiscal 2006 and 2007 as follows:

(A) Caramanta Project

(i) Caramanta Project - concessions 6602, 1343 and 6329

On September 22, 2005, we entered into an Assignment Agreement with Investcol Limited (“Investcol”) where Investcol assigned, transferred, and conveyed to us all of its rights under a contract for Purchase Option of Mining Concessions (“Original Option Contract”) entered into with Cia Servicios Y Logisticos Ltda. As a result of the Assignment Agreement, we acquired an option to purchase certain mining, mineral and exploration rights on property known as Concessions 6602, 1343 and 6329 located in Caramanta Municipality, Antioquia Department, Medellin, Colombia for $10,000, on condition that $2,990,000 be invested in exploratory work on the property over a three year period. As additional consideration for these rights, we issued 1,000,000 restricted shares of our common stock to Investcol at a deemed fair market value of $ 0.25 per share for total consideration of $260,000.

Pursuant to the Assignment Agreement, we also committed to fund $2,990,000 of exploratory work as follows:

a)	$500,000 upon the closing of the Assignment Agreement;
b)	$750,000 during the 12 month period commencing June 25, 2006; and on the earlier of June, 2006 or commencement of the second exploration phase; and
c)	$1,740,000 during the 12-month period commencing June 25, 2007.

On September 25, 2006 the Assignment Agreement was superseded in connection with our agreement to buy the Mining Concessions outright as described in (iii) below.

(ii) Caramanta Project - concessions 6993,7039,6821 and 6770 and HET 31, 32, 26, 27 and, HETG 01

On February 16, 2006 we entered into a Letter of Intent (“LOI”) with Investcol to acquire Investcol’s rights in a Contract for Purchase entered into with Cia Servicios Y Logisticos Ltda. (“Cia Servicios”). The LOI outlined a proposed transaction wherein we intended to acquire Investcol’s rights in certain mining contracts to exclusively engage in mining activities on concessions 6993, 7039, 6821 and 6770 (the “Contracts”) and options that Investcol held to acquire the exclusive rights to engage in mining activities on concessions HET 31, 32, 26, 27 and HETG 01 (the “Options”) all located within an area in Colombia referred to as the Caramanta location.

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

(iii) Acquisition of 100% of the Caramanta Exploration Properties

On September 25, 2006, we, through the acquisition of the outstanding shares of Gavilan Minerales, S.A., (“Gavilan”), acquired full legal title to the Caramanta project concessions described in items A(i) and A(ii) above. Consideration paid for the acquisition included $300,000 cash and the issuance of 1,150,000 restricted shares of our common stock at a value of $1.41 per share. In addition, a $50,000 finder’s fee was paid to Investcol. The total acquisition cost of $1,971,500 was allocated to the net assets acquired as follows:

Mineral and exploration properties and rights	$1,780,841
Property, plant and equipment	190,659
$1,971,500

The purchase of mineral and exploration properties and rights was recorded as part of mineral and exploration properties and rights in fiscal 2006. As a result of our acquisition of Gavilan, we no longer have any minimum exploratory work obligations related to the Caramanta concessions.

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

Pursuant to the Stock Purchase Agreement, we:

a)
Acquired 25% of the total outstanding shares of RNC by the issuance of 1,000,000 of our common shares to Investcol and the advance to RNC of a $1,200,000 non-interest bearing loan. We completed the acquisition of 25% of RNC by the issuance of 1,000,000 restricted shares of our common stock to Investcol and the advancement of $1,200,000 by way of a non-interest bearing loan to RNC in the second quarter of fiscal 2006;

b)
Acquired an additional 25% of RNC by issuance of 2,000,000 of our common shares to Investcol and the advance of an additional $4,000,000 non-interest bearing loan to RNC. We completed the acquisition of the second 25% of RNC by the issuance to Investcol of 2,000,000 restricted shares of our common stock and the advancement of $4,000,000 by way of a non-interest bearing demand loan to RNC in the second quarter of fiscal 2006;

c)
Held the option to acquire an additional 25% of RNC by the issuance of 4,000,000 of our common shares to Investcol and the advance of an additional $15,000,000 non-interest bearing loan to RNC on or before October 30, 2006. On August 22, 2006, we amended the January 12, 2006 Stock Purchase Agreement with Investcol and RNC (Colombia) Limited and concurrently exercised our option to increase interest in RNC from 50% to 75% in the third quarter of fiscal 2006. Under the terms of the amended agreement, we issued 4,200,000 restricted shares of our common stock and paid $200,000 to Investcol. In connection with this transaction we committed to provide an additional $5,000,000 by way of non-interest bearing demand loan to RNC by December 31, 2006 and provide sufficient funds to RNC, upon terms satisfactory to the Company, to complete a full bankable feasibility study of the Marmato Project; and

d)	Held the option to acquire the final 25% of RNC for a price equal to 25% of the value of Caldas determined by a bankable feasibility study prepared by a certified mineral property evaluator, or other acceptable third party. The purchase price was payable in either cash or our common shares. The terms of the agreement were amended on August 22, 2006. Under the terms of the amended agreement, we held the option to acquire the remaining 25% of

RNC on or before May 1, 2009 for a purchase price equal to 25% of the fair value of Caldes, as determined by a forthcoming feasibility study. The purchase price, pursuant to the amended agreement, was limited to a maximum of $15,000,000 plus 4,000,000 of our common shares. Payment of the purchase price could be satisfied in either cash, shares of our common stock, or any combination thereof.

On December 14, 2006, the parties executed a Second Amendment to the Stock Purchase Agreement (the “Second Amendment”) in order to revise the consideration required to exercise our option to acquire the remaining 25% of the issued and outstanding stock of RNC. Subject to the revised terms set forth in the Second Amendment, we had the option to acquire an additional 15% interest in RNC, in exchange for the issuance of 4,000,000 common shares to Investcol. In connection with the execution of the Second Amendment, we exercised our option, resulting in us acquiring an additional 15% of RNC in exchange for us issuing 4,000,000 restricted shares of our common stock valued at $5,120,000 in the fourth quarter of fiscal 2006, bringing our total ownership to 90%. The revised terms set forth in the Second Amendment provide us with the option to acquire the remaining 10% of RNC until May 1, 2009 in exchange for a purchase price of $15,000,000. The purchase price can be made in either cash, shares of our common stock, or any combination thereof.

(C ) The Kedahda Properties

On August 30, 2006 we purchased, through certain mining exploration properties in the Republic of Colombia, and the related geochemical and other proprietary geological data from a wholly owned subsidiary of Anglo Gold Ashanti, Sociedad Kedahda, S.A., for $500,000 cash consideration.

Results of Operations - Second Quarter 2007 Compared With Second Quarter 2006.

For the three months ended June 30, 2007, we incurred a net loss of $3,219,137 (2006 -$1,601,628). We generated interest income of $3,803 for the three months ended June 30, 2007 (2006-$48,870). The primary contributors to our net loss for the three months ended June 30, 2007 were mineral exploration expenses of $1,560,588 (of which $244,787 relates to non-cash stock-based compensation expenses) and general and administrative expenses of $1,290,079 (of which $615,793 relates to non-cash stock-based compensation expenses), along with a foreign exchange loss of $889,408.

For the comparative period, the primary contributors to our net loss were mineral exploration expenses of $540,434 (of which $71,011 relates to non-cash stock-based compensation expenses) and general and administrative expenses of $1,059,766 (of which $624,655 relates to non-cash of stock-based compensation expenses) along with a foreign exchange loss of $38,107.

Our exploration activities typically involve the following activities and expenditures:

i)
The acquisition of mineral concessions: To June 30, 2007 this has consisted primarily of payments for the assignment contracts and subsequent full legal titles associated with the Caramanta project, the acquisition of the Marmato project via our purchases of RNC (Colombia), and the purchase of the Kedahda properties. The concessions we acquire typically exclusively grant to the concessionaire the faculty to carry out within the given area, the studies, works and installations necessary in order to establish the existence of the minerals, and to exploit them according to the principles, rules and criteria belonging to the accepted techniques of geology and mining engineering. During the three and six months ended June 30, 2007, we did not acquire any additional mineral concessions.

ii)
The acquisition of mineral and exploration rights from existing Colombian titleholders. This typically involves staged payments to affected landholders and related stakeholders. The procedure for payment is normally a payment of 25% of the total negotiated purchase price on signing, 25% of the total negotiated purchase price when all documentation has been submitted to the local mining department, and the final 50% payment when the mining claim has been registered in our name. Satisfactory resolution of local landowner or relative concerns is essential to the eventual development and operation of modern gold mines on the Marmato project. As at June 30, 2007, we have reached agreements with the titleholders to secure 97 titles deemed desirable in our business plan (March 31, 2007 - 93), with 44 titles registered in the Company’s name (March 31, 2007 - 24). During the three months ended June 30, 2007, we expended a total of $1,451,310 on mineral and exploration rights (six months ended June 30, 2007 - $5,191,893) and have obligations at June 30, 2007 to make payments of $5,126,938 pursuant to amounts owing under our purchase agreements; and

iii)
The evaluation of acquired mineral properties and related activities. This typically involves the payment of salaries, wages, and other exploration costs in the host country directly attributable to field activities furthering our mineral concessions and rights. During the three months ended June 30, 2007, we expended a total of $1,315,801 on the exploration of acquired mineral properties (six months ended June 30, 2007 - $2,572,692).

As a result of our fiscal 2007 efforts to explore and evaluate the Marmato Region, our mineral property exploration expenses increased significantly for the three months ended June 30, 2007 to $1,560,588 (including $244,787 in stock-based compensation) from $540,434 (including $71,011 in stock-based compensation ) for the three months ended June 30, 2006. For the six months ended June 30, 2007 our mineral property exploration expenses increased to $3,032,604 (including $459,912 in stock-based compensation) from $1,113,057 (including $136,560 in stock-based compensation) for the six months ended June 30, 2006.

General and administrative expenses also increased in the second quarter of fiscal 2007, to $1,290,079 for the three months ended June 30, 2007 from $1,059,766 for the three months ended June 30, 2006, reflecting our continued transition from a start-up enterprise to a company with an active exploration program and infrastructure sufficient to support field activities. Another significant component of general and administrative expenses in the second quarter of fiscal 2007 was allocated stock-based compensation, which totaled $615,793. The remainder of our second quarter 2007 general and administrative expenses consisted primarily of consulting fees paid to directors, officers, and shareholders, and expenses related to accounting, legal, investor relations, and expenses associated with Sarbanes Oxley and other regulatory compliance. As well, in the second quarter of fiscal 2007, we incurred a $889,408 foreign exchange loss. The majority of our accounts payable and accrued liabilities in Caldas and Gavilan are denominated Colombian pesos and the weakening of the U.S. dollar against many world currencies, including a 12% decline against the Colombian peso during the second quarter of 2007 resulted in the aforementioned foreign exchange loss for the three months then ended.

The increase in our other operating expenses in the second quarter of fiscal 2007, primarily amortization expenses, related to the amortization of office equipment, computers, and vehicles. For the three months ended June 30, 2007, we incurred a net loss of $3,219,137 (2006- $1,601,628), and recorded a deferred income tax recovery of $537,900 related to deductible temporary differences associated with our Colombian subsidiaries.

For the six months ended June 30, 2007 we incurred a net loss of $5,722,568 compared to $2,934,864 for the six months ended June 30, 2006. The primary contributors to our year-to-date fiscal 2007 loss were $3,032,604 in mineral property exploration expenses, $2,691,311 in general and administrative expenses, foreign exchange losses of $935,216 and amortization of $39,579. We generated $13,532 in interest income during the first six months of fiscal 2007 and recorded a deferred income tax recovery of $962,610 related to deductible temporary differences associated with our Colombian subsidiaries.

During the second quarter of fiscal 2007, we used cash of $2,914,474 in operations (2006-$1,556,858). The majority of our operating cash requirements consisted of exploration costs incurred in our Colombian operations, and consulting fees, travel expenses, and audit and legal fees related to regulatory compliance. During the first quarter of fiscal 2007, we issued 50,000 shares of our common stock upon the exercise of 50,000 stock options for proceeds of $37,500. We also issued a total of 60,000 shares of our common stock to non-management directors of the Company in connection with their annual remuneration, however no cash was generated from these issuances. We also raised $3,500,000 by the issuance of short term bridge loans. During the second quarter of fiscal 2007, we expended $8,321 on the purchase of capital assets and $2,094,684 funding the acquisition of mineral exploration rights, resulting in a net cash decrease of $1,479,979 for the three months ended June 30, 2007. Year-to-date, we have used $4,740,029 in operations, raised a net $12,016,300 from debt and equity issuances, and used $5,697,195 in investing activities, resulting in a net increase in cash year-to-date of $1,579,076.

As at June 30, 2007, we held cash and cash equivalents of $2,461,989. Our working capital deficiency of $6,378,172 consisted of i) Cash and cash equivalents of $2,461,989; ii) Prepaid expenses and deposits of $724,984, consisting primarily of advances for mineral and exploration rights and prepaid Marmato exploration expenditures; iii) Prepaid consulting fees of $518,000, reflecting the current portion of unamortized stock-based compensation associated with direct stock awards; iv) Accounts payable and accrued liabilities of $6,583,145, consisting primarily of amounts owing to Marmato titleholders under our mineral and exploration rights purchase agreements (at June 30, 2007 $5,126,938 is owing pursuant to these agreements); and v) The Company’s $3,500,000 short term bridge loan as described elsewhere in this MD&A.

Results of Operations - Second Quarter 2006 Compared With Second Quarter 2005

We incurred a net loss of $1,601,628 in the three months ended June 30, 2006, as compared to a net loss of $87,336 in the three months ended June 30, 2005.

We incurred operating expenses of $1,650,498 for the three month period ended June 30, 2006, compared to operating expenses of $87,336 for the same three month period in the prior year. We incurred operating expenses of $6,698,710 for the six month period ended June 30, 2006, compared to operating expenses of $2,987,289 for the six month period ended June 30, 2005. The increase in our operating expenses for the three and six months ended June 30, 2006, when compared to the same reporting period in the prior year, is attributable to expenditures relating to mineral property exploration operations under our new business plan and stock based compensation. Our expenses for the three months ended June 30, 2006 consisted primarily of mineral property rights and exploration expenses in the amount of $540,434 (including stock-based compensation of $71,011), and general and administrative expenses in the amount of $1,059,766 (including stock-based compensation of $624,655).

We generated interest income of $48,870 for the three months ended June 30, 2006 and $52,425 for the six months ended June 30, 2006, but did not generate any revenue during the reporting period from our current mining operations.

We did not generate any revenue during the three months ended June 30, 2005. During the six months ended June 30, 2005, we generated $763 from our prior business plan which was discontinued in the first quarter of 2005 to pursue the acquisition and development of mining properties. We incurred a loss of $2,934,864 during the six months ended June 30, 2006 compared to a net loss of $124,760 in our comparative fiscal 2005 period. The increased net loss is attributable to increased expenditures related to mineral property exploration operations under our new business plan and stock-based compensation expenses.

Liquidity and Capital Resources

Our cash and working capital positions as at the dates indicated were as follows:

	June 30, 2007	December 31, 2006
Cash and cash equivalents	$2,461,989	$882,913
Working capital deficiency	$6,378,172	$4,978,411

We have historically relied on equity capital to fund our operations and mineral property acquisition and exploration activities. For the cumulative period March 25, 2003 to June 30, 2007, we have raised $25.8 million from the issuance of shares of our common stock, share purchase warrants, and short-term bridge loans (net of repayments) and used $23.3 million to fund operations and mineral property acquisition and exploration activities, leaving cash and cash equivalents of $2.5 million at June 30, 2007 and a working capital deficiency of $6.4 million.

In order to continue to advance our operations while we source additional equity financing, on June 12, 2007 we entered into a $3,500,000 promissory note with our President, a shareholder, and a company controlled by these individuals. The short-term bridge loan, secured by our investment in RNC, is due and payable upon closing of a planned equity financing, but in no case later than August 15, 2007. Upon repayment, a $52,500 loan origination fee is payable to the note holders. The note accrues interest at 10% per annum, with monthly interest payments commencing June 30, 2007.

Based upon our current financial condition, we anticipate that the current cash on hand is insufficient to operate our business through the end of the current fiscal year. We intend to fund operations through additional debt and/or equity financing arrangements, which may be insufficient to fund expenditures or other cash requirements. We plan to seek additional financing in private and/or public equity offerings to secure funding for our operations. There can be no assurance that we will be successful in raising additional funding. If we are not able to secure additional funding, the implementation of our business plan will be impaired and we may lose our option to purchase certain mining and mineral rights. There can be no assurance that such additional financing will be available to us on acceptable terms or at all.

Subsequent to June 30, 2007 we completed a private equity offering of 8,483,000 units at $1.40 CDN per unit to a total of 24 investors. Each unit consists of one share of our common stock and one-half Warrant (the “Warrant”) for a total of 8,483,000 common shares and 4,241,500 Warrants issued. The total gross proceeds raised was $11,876,200 CDN. Each Warrant is exercisable for one common share at an exercise price of $1.85 CDN and the Warrants are exercisable for 12 months following the closing of the offering. The Warrant also requires the holder to exercise, upon notice from the Company, in the event that during any fifteen consecutive trading days, the common stock of the Company closes at or above $2.25 CDN on a recognized North American stock exchange. In connection with this private equity offering, we are obligated to pay as a commission $712,572 CDN and issue additional warrants to our placing agents (the “Agent’s Warrants”) to purchase 508,980 shares of our common stock, with each Warrant exercisable at a price of $1.40 CDN for a period of thirty-six months from the date of issuance.

Pursuant to the terms of the private placement, the Company is obligated to file a Registration Statement with the Securities and Exchange Commission (SEC) to register the common shares and common shares underlying the Warrants. If the SEC has not issued a Notice of Effectiveness regarding the Registration Statement within seven months of the closing date, the we are obligated to pay the subscribers to the offering a cash penalty of 1.5% per month for each month of delay, or portion thereof.

In order to finance continuing operations and make payments related to the acquisition of identified properties and the exercise of our rights to the remaining options we hold, additional funding from external sources will be required.

Off-balance sheet arrangements

We do not enter into off-balance sheet arrangements and have no off-balance sheet obligations at June 30, 2007.

Contractual obligations

We have a two-year consulting contract with Mr. J. Randall Martin, our President and Chief Executive Officer. Under the contract, Mr. Martin is entitled to receive a monthly compensation of $10,000, and is eligible to participate in our share compensation arrangements. In addition, Mr. Martin is entitled to reimbursement of all reasonable out-of-pocket expenses incurred in the performance of his duties. If, Mr. Martin’s contract is terminated without cause, he is entitled receive a lump sum equal to 12 months monthly compensation. Under the contract, Mr. Martin has disclaimed any rights to all intellectual property created by him or jointly with others while with us. In addition, following termination of the contract, Mr. Martin will be subject to a one-year non-competition covenant.

We have a two-year consulting contract with Dr. Stewart Redwood, our VP of Exploration. Under the contract, Dr. Redwood is entitled to receive compensation at the rate of $750 per day and is eligible to participate in our share compensation arrangements. In addition, he is entitled to reimbursement of all reasonable out-of-pocket expenses incurred in the performance of his duties. We also granted Dr. Redwood 500,000 restricted shares in the first quarter fiscal 2007. Should Dr. Redwood’s contract with us be terminated with cause or by his resignation before the period of two years has elapsed, he is required to return pro rata portion of the shares based on the time remaining on the contract.

We have a two-year consulting contract with Mr. Ian Park, the President of Caldas. Under the contract Mr. Park is entitled to receive monthly compensation of USD $800 per day and may be entitled to a bonus (subject to board approval) and is eligible to participate in our share compensation arrangements. In addition, Mr. Park is entitled to reimbursement of all reasonable out-of-pocket expenses incurred in the performance of his duties. Mr. Park can terminate his contract with us at any time upon 30 days written notice and upon receipt of such notice; we have the right to accelerate the termination date. Under the contract, Mr. Park has disclaimed any rights to all intellectual property created by him or jointly with others while with us. In addition, following the termination of the contract, Mr. Park will be subject to a one-year non-competition covenant.

We have entered into a two-year contract with Mr. Thomas Lough. Mr. Lough is the President and a director of Investcol Limited. We purchased our 90% interest and have an option to acquire to remaining 10% interest in RNC from Investcol. In exchange for management services provided by Mr. Lough in connection with our Colombian operations, the contract provides for compensation of $800 per day. Mr. Lough is also eligible to participate in our share compensation arrangements. In addition, he is entitled to reimbursement of all reasonable out-of-pocket expenses incurred in the performance of his duties.

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

Risks and Uncertainties

An investment in our common stock involves a high degree of risk. You should carefully consider the risks described below and the other information in the prospectus and amendments thereto we filed in connection with our March 21, 2007 private placement (available on www. sec.gov.com) before investing in our common stock. If any of the following risks occur, our business, operating results and financial condition could be seriously harmed.

We need to raise substantial funds in order to acquire additional exploration and mining properties or interests and commence exploration activities.

We have incurred a net loss of $13.6 million for the period from our inception on March 25, 2003 to June 30, 2007. As of June 30, 2007, we had a working capital deficiency of $6.4 million. We presently are not generating any revenue and do not anticipate that we will generate any revenue from operations in the near future. Our estimate of our project cost to feasibility is $35.0 million. We estimate that a minimum of $7.0 million will be required over the next twelve to eighteen months to complete the initial phase of drilling at Marmato (8,000 meters) as well as cover our administration and property purchases costs. Pending the results of our initial drill program, an additional $28 million will be required to complete the Marmato feasibility study, including an additional 22,000 meters of drilling at Marmato, and 12,000 meters of drilling at Caramanta. In addition, we may require additional funds of as much as $15 million on or before May 1, 2009 to complete the acquisition of our remaining 10% equity interest in RNC from Investcol.

Other than the private placement completed subsequent to June 30, 2007, we currently do not have any arrangements for financing and we may not be able to obtain financing. If we are unable to obtain additional financing when sought, we will be required to curtail our business plan. Any additional equity financing may involve substantial dilution to our then existing shareholders. There is a significant risk to investors who purchase shares of our common stock because there is a risk that we may not be able to generate and/or raise enough resources to remain operational for an indefinite period of time.

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

We do not maintain insurance against title. Title on mineral properties and mining rights involves certain inherent risks due to the difficulties of determining the validity of certain claims as well as the potential for problems arising from the frequently ambiguous conveyance history characteristic of many mining properties. Currently, we are in the process of investigating the title of mineral concessions for which we hold either directly or through our equity interest in RNC. We cannot give any assurance that title to such properties will not be challenged or impugned and cannot be certain that we will have or acquire valid title to these mining properties. For example, there is a risk that the Colombian government may in the future grant additional titles in excess of our expectations to currently illegal miners. Furthermore, although we believe that mechanisms exist to integrate the titles of mineral properties currently not owned by us, there is a risk that this process could be time consuming and costly. The possibility also exists that title to existing properties or future prospective properties may be lost due to an omission in the claim of title. As a result, any claims against us may result in liabilities we will not be able to afford resulting in the failure of our business.

If we are unable to complete our plan to move the town of Marmato, our ability to advance our Marmato project could be impaired and our financial results may suffer.

Our business plan includes the move the town of Marmato from its current location on the Marmato Mountain to a safer location. While we are currently working with city, state, and federal governments to facilitate this move, we are subject to the risk of political, economic, or social circumstances that could delay our ability to complete the town move. If we are unable to complete the town move, our ability to advance our Marmato project could be impaired.

Because our property interest and exploration activities in Colombia are subject to political, economic and other uncertainties, situations may arise that could have a significantly adverse material impact on us.

Our property interests and proposed exploration activities in Western Colombia are subject to political, economic and other uncertainties, including the risk of expropriation, nationalization, renegotiation or nullification of existing contracts, mining licenses and permits or other agreements, changes in laws or taxation policies, currency exchange restrictions, and fluctuations changing political conditions and international monetary fluctuations. Future government actions concerning the economy, taxation, or the operation and regulation of nationally important facilities such as mines could have a significant effect on us. Any changes in regulations or shifts in political attitudes are beyond our control and may adversely affect our business. Exploration may be affected in varying degrees by government regulations with respect to restrictions on future exploitation and production, price controls, export controls, foreign exchange controls, income taxes, expropriation of property, environmental legislation and mine and/or site safety. No assurances can be given that our plans and operations will not be adversely affected by future developments in Colombia. Colombia is home to South America’s largest and longest running insurgency. Any changes in regulations or shifts in political attitudes are beyond the control of the Company and may adversely affect our business.

Because we are subject to various governmental regulations and environmental risks, we may incur substantial costs to remain in compliance.

Our operations are subject to Colombian and local laws and regulations regarding environmental matters, the abstraction of water, and the discharge of mining wastes and materials. Any changes in these laws could affect our operations and economics. Environmental laws and regulations change frequently, and the implementation of new, or the modification of existing, laws or regulations could harm us. We cannot predict how agencies or courts in Colombia will interpret existing laws and regulations or the effect that these adoptions and interpretations may have on our business or financial condition. We may be required to make significant expenditures to comply with governmental laws and regulations.

Any significant mining operations will have some environmental impact, including land and habitat impact, arising from the use of land for mining and related activities, and certain impact on water resources near the project sites, resulting from water use, rock disposal and drainage run-off. No assurances can be given that such environmental issues will not have a material adverse effect on our operations in the future. While we believe we do not currently have any material environmental obligations, exploration activities may give rise in the future to significant liabilities on our part to the government and third parties and may require us to incur substantial costs of remediation.

Additionally, we do not maintain insurance against environmental risks. As a result, any claims against us may result in liabilities we will not be able to afford, resulting in the failure of our business. Failure to comply with applicable laws, regulations, and permitting requirements may result in enforcement actions thereunder, including orders issued by regulatory or judicial authorities causing operations to cease or be curtailed, and may include corrective measures requiring capital expenditures, installation of additional equipment, or remedial actions. Parties engaged in exploration operations may be required to compensate those suffering loss or damage by reason of the exploration activities and may have civil or criminal fines or penalties imposed for violations of applicable laws or regulations and, in particular, environmental laws.

Amendments to current laws, regulations and permits governing operations and activities of exploration companies, or more stringent implementation thereof, could have a material adverse impact on the Company and cause increases in expenditures and costs or require abandonment or delays in developing new mining properties.

 In the event that we are unable to successfully compete within the mineral exploration business, we may not be able to achieve profitable operations.

The mineral exploration business is highly competitive. This industry has a multitude of competitors and many competitors dominate this industry. Many of our competitors have greater financial resources than. As a result, we may experience difficulty competing with other businesses when conducting mineral exploration activities or in the retention of qualified personnel. No assurances can be given that we will be able to compete effectively.

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

We have limited prior experience in placing mineral properties into production and our ability to do so will be dependent upon us using the services of appropriately experienced personnel or entering into agreements with other major resource companies that can provide such expertise. There can be no assurance that we will have available to us the necessary expertise when and if we place our resource properties into production.
Because our success is dependent upon a limited number of people, our business may fail if those individuals leave the company.

The ability to identify, negotiate and consummate transactions that will benefit us is dependent upon the efforts of our management team and Investcol. We have engaged Investcol to provide support for our management and supervise exploration and development activities in Colombia. The loss of the services of any member of management or the principals of Investcol could have a material adverse effect on us. Our planned 2007 drilling activities may require significant investment in additional personnel and capital equipment. Given the current shortage of equipment and experienced personnel within the mining industry, there can be no assurance that we will be able to acquire the necessary resources.

Because we are currently dependent upon one principal mineral district, should our properties fail to generate sufficient revenue to support future operations, our business may fail.

We are currently dependent upon one principal mineral region, that being the Marmato Mountain Gold District in Colombia. The Marmato Mountain Gold District may never develop into commercially viable ore bodies, which would have a materially adverse affect on our potential mineral resource production, profitability, financial performance, and results of operations.

Because mineral exploration and mining involve a high-degree of physical and financial risk, we may never achieve profitable operations, and our business may fail.

The business of exploring for minerals and mining involves a high degree of risk. Only a small proportion of the properties that are explored are ultimately developed into producing mines. At present, none of our properties have proven or probable reserves and the proposed programs are an exploratory search for proven or probable reserves. The mining areas presently being assessed by us may not contain economically recoverable volumes of minerals or metals. Our operations may be disrupted by a variety of risks and hazards which are beyond our control, including fires, power outages, labor disruptions, flooding, explosions, cave-ins, landslides and the inability to obtain suitable or adequate machinery, equipment or labor and other risks involved in the operation of mines and the conduct of exploration programs. We have relied and may continue to rely upon consultants and others for operating expertise. Should economically recoverable volumes of minerals or metal be found, substantial expenditures will be required to establish reserves through drilling, to develop metallurgical processes, to develop the mining and processing facilities and infrastructure at any site chosen for mining. Although substantial benefits may be derived from the discovery of a major mineralized deposit, no assurance can be given that minerals will be discovered in sufficient quantities or having sufficient grade to justify commercial operations or that funds required for development can be obtained on a timely basis. The economics of developing gold and other mineral properties is affected by many factors including the cost of operations, variations of the grade of ore mined, fluctuations in the price of gold or other minerals produced, costs of processing equipment and such other factors as price of gold or other minerals produced, costs of processing equipment and such other factors as government regulations, including regulations relating to royalties, allowable production, importing and exporting of minerals and environmental protection. In addition, the grade of mineralization ultimately mined may differ from that indicated by drilling results and such differences could be material. Short term factors, such as the need for orderly development of ore bodies or the processing of new or different grades, may have an adverse effect on mining operations and on the results of operations. There can be no assurance that minerals recovered in small scale laboratory tests will be duplicated in large scale tests under on-site conditions or in production scale operations. Material changes in geological resources, grades, stripping ratios or recovery rates may affect the economic viability of projects. Depending on the price of gold or other minerals produced, which have fluctuated widely in the past, we may determine that it is impractical to commence or continue commercial production.

If we have incorrectly estimated our mineral resources and future production, our future revenues will be materially negatively affected.

The mineral resource estimates included in this document are estimates only and no assurance can be given that any proven or probable reserves will be discovered or that any particular level of recovery of minerals will in fact be realized or that an identified reserve or resource will ever qualify as a commercially mineable (or viable) deposit which can be legally and economically exploited. In addition, the grade of mineralization which may ultimately be mined may differ from that indicated by drilling results and such differences could be material. Production can be affected by such factors as permitting regulations and requirements, weather, environmental factors, unforeseen technical difficulties, unusual or unexpected geological formations and work interruptions. The estimated resources described in this document should not be interpreted as assurances of commercial viability or potential or of the profitability of any future operations.

Because our directors and officers may serve as directors or officers of other companies, they may have a conflict of interest in making decisions for our business.

Our directors and officers may serve as directors or officers of other companies or have significant shareholdings in other resource companies and, to the extent that such other companies may participate in ventures in which we may participate, our directors may have a conflict of interest in negotiating and concluding terms respecting the extent of such participation. In the event that such a conflict of interest arises at a meeting of our directors, a director who has such a conflict will abstain from voting for or against the approval of such participation or such terms. In accordance with the laws of the State of Delaware, our directors are required to act honestly, in good faith and in our best interests. In determining whether or not we will participate in a particular program and the interest therein to be acquired by us, the directors will primarily consider the degree of risk to which we may be exposed and our financial position at that time.

If restrictions on repatriation of earnings from Columbia to foreign entities are instituted, our business may be materially negatively affected.

Currently there are no restrictions on the repatriation from Colombia of earnings to foreign entities. However, there can be no assurance that restrictions on repatriations of earnings from Colombia will not be imposed in the future.

Because we conduct operations in Columbia, we are subject to foreign currency fluctuations, which may materially affect our financial results.

Our operations in Colombia make it subject to foreign currency fluctuations and such fluctuations may materially affect our financial position and results. We report our financial results in U.S. dollars and incur expenses in U. S. dollars, Canadian dollars, and Colombian pesos. As the exchange rate between the Canadian dollar and Colombian peso fluctuates against the U.S. dollar, we will experience foreign exchange gains and losses. We do not hedge any of our foreign currency exposures.

Because substantially all of our assets are located outside of the United States, it may be difficult or impossible to enforce judgments granted by a court in the United States against our assets, directors, or officers.

Substantially all of our assets are located outside of the Unites States, and certain of our directors and officers are resident outside of the United States. As a result, it may be difficult or impossible to enforce judgments granted by a court in the United States against our assets or our directors and officers residing outside of the United States.

If we fail to maintain an effective system of internal control, we may be able to accurately report our financial results or prevent fraud resulting in current and potential stockholders losing confidence in our financial reporting.

Effective internal controls are necessary for us to provide reliable financial reports and effectively prevent fraud. If we cannot provide reliable financial reports or prevent fraud, our operating results could be harmed. We have in the past discovered, and may in the future discover, areas of our internal controls that need improvement. Any failure to implement required new or improved controls, or difficulties encountered in their implementation, could harm our operating results or cause us to fail to meet our reporting obligations. Inferior internal controls could also cause investors to lose confidence in our reported financial information, which could have a negative effect on the trading price of our stock.

New legislation, including the Sarbanes-Oxley Act of 2002, may make it more difficult for us to retain or attract officers and directors.

The Sarbanes-Oxley Act of 2002 was enacted in response to public concerns regarding corporate accountability in connection with recent accounting scandals. The stated goals of the Sarbanes-Oxley Act are to increase corporate responsibility, to provide for enhanced penalties for accounting and auditing improprieties at publicly traded companies, and to protect investors by improving the accuracy and reliability of corporate disclosures pursuant to the securities laws. The Sarbanes-Oxley Act generally applies to all companies that file or are required to file periodic reports with the SEC, under the Securities Exchange Act of 1934. As a public company, we are required to comply with the Sarbanes-Oxley Act. The enactment of the Sarbanes-Oxley Act of 2002 has resulted in a series of rules and regulations by the SEC that increase responsibilities and liabilities of directors and executive officers. The perceived increased personal risk associated with these recent changes may deter qualified individuals from accepting these roles. As a result, it may be more difficult for us to attract and retain qualified persons to serve on our board of directors or as executive officers. We are currently working towards Sarbanes Oxley 404 compliance, but it is a costly and time-consuming process and there can be no assurance that we will be compliant within the relevant legislation requirements. We have limited internal and external resources and devote to becoming SOX 404 compliant by December 31, 2007 and there can be no assurance we will be compliant by this date. We continue to evaluate and monitor developments with respect to these rules, and we cannot predict or estimate the amount of additional costs we may incur or the timing of such costs.

Recently Issued Accounting Standards

The FASB has issued FIN 48, which prescribes rules on the accounting for uncertainty in income tax positions. FIN 48 requires all material tax positions to undergo a new two-step recognition and measurement process. All material tax positions in all jurisdictions in all tax years in which the statute of limitations remains open upon the initial date of adoption are required to be assessed. In order to recognize a tax asset it must be more likely than not a tax position will be sustained upon examination based solely on its technical merits. If the recognition standard is not satisfied, then no tax benefit otherwise arising from the tax position can be recorded for financial statement purposes. If the recognition standard is satisfied, the amount of tax benefit recorded for financial statement purposes will be the largest amount of tax benefit with a greater than 50% likelihood of being realized upon ultimate settlement with a taxing authority. The adoption of FIN 48 did not have a material impact on our financial position, results of the operations, or cash flows for the three and six months ended June 30, 2007.

Share Data

At July 31, 2007, we have 65,819,849 common shares outstanding. In addition, we have outstanding:

i)	3,977,500 stock options, each of which is exercisable into one common share; and

ii)	7,431,906 common share purchase warrants, each of which is exercisable into one common share.

Fiscal 2007 Exploration Activities and Outlook

Marmato Project

We have been working on the Marmato Mountain Development Project since 2005. The main focus of work since then has been to negotiate the purchase of the numerous small mines that compromise the Zona Alta (Upper Zone) portion of the mountain.

Resource Estimates

The Zona Alta has a historical resource estimate made by a previous explorer in 1998 of 5.3 million ounces of gold at a cutoff grade of 0.50 g/t. This comprises 56 million tonnes at an average grade of 1.06 grammes per tonne gold for a total of 1.9 million ounces gold in the “inferred resource” category, and a further 99 million tonnes at an average grade of 1.07 grammes per tonnes gold for a total of 3.4 million ounces in the “mineral potential” category. The historical resource was reviewed by Micon International Limited, a leading international engineering and geological services firm. Micon concluded that because the original database and the report appendices were unable to be reviewed and verified, the 1998 resource estimate should be regarded as a historical resource to be used for information purposes only and only as an indication of the project’s potential.

Drilling and Underground Sampling

Our initial exploration program comprises 8,000 meters of diamond drilling plus a comprehensive program of channel sampling of underground mines.

Diamond drilling started with one drill rig. By the end of the second quarter of fiscal 2007, a total of 1,860 meters of drilling in six holes with depths ranging from 110 to 430 meters had been completed. At the date of this MD&A, the total amount drilled was 2,110 meters in seven holes.

As a result of difficulties in contracting drill rigs due to a global shortage, we ordered three portable diamond drill rigs in the second quarter of 2007. The first of these drill rigs arrived at Marmato in July, subsequent to the second quarter reporting period, and the other two are due in August. The first rig has capability to drill underground as well as on surface. Two additional rigs were also contracted, the first of which arrived in July. As a result, by August we expect to have six diamond drill rigs operating at Marmato.

A comprehensive underground channel sampling program was also started in the first quarter at Marmato. The program comprises continuous saw-cut channel samples from all cross-cuts, mine faces, and at regular intervals along the backs of the numerous artisanal mines in the Zona Alta. This is being carried out in conjunction with detailed surveying of the mine portals by differential global positioning system instrument and detailed surveying of the underground mines by total station survey instruments. This will enable a three-dimensional model of the mines and veins to be constructed. A program of mine maintenance and rehabilitation is also being carried out for access for surveying and sampling.

Metallurgy

SGS Lakefield Research Limited of Lakefield, Ontario has been contracted by us to carry out preliminary scoping metallurgy test work to develop a process flow sheet for our Scoping Study.

Geotechnical Studies

Golder Associates Ltd. of Mississagua, Ontario has been contracted by us to carry out geotechnical data collection and interpretation for open pit design, and to make a preliminary selection and evaluation of sites for waste rock and tailings disposal. This will form part of the Scoping Study. Geotechnical logs are being made of the drill core by our geologists and Micon will use this and other data to carry out data analysis and pit slope determination at a scoping study level.

Environmental Studies

An Environmental Baseline Study was started in October 2006 by LHC Consultores Ambientales of Colombia. The study is expected to give a full year of environmental data for incorporation on the Scoping Study. The study will form the basis for our future environmental permits and our Social and Environmental Impact Statement (EIS). We believe that we have no current environmental liability for past practices of others and we have received approval for drilling from Corpocaldas under an approved Environmental Management Plan. Nevertheless, we intend to meet or exceed modern global standards of environmental stewardship in the preparation of the Baseline study and subsequent EIS.

Knight Piesold and Company of Denver, Colorado has been contracted to carry out validation of environmental data collection and management and a social impact study, including independent supervision of the baseline study being carried out by LHC.

Caramanta Project

We currently control 32,000 hectares of exploration licenses in the Caramanta project through ownership, options and applications. These surround the Marmato Mountain Development Project and our objective is to acquire additional licenses to consolidate the district. There are numerous gold showings and artisanal mines in the district and we believe that there is good potential for discovery of additional gold deposits in the Marmato District. We discovered a new gold target at El Salto, 3.5 kilometers north of the Zona Alta of Marmato, in 2006. Detailed channel sampling of the main area exposed in shallow artisanal open pit mine workings was carried out in 2006 and we plan to carry out a program of diamond drilling in this area in the fourth quarter of 2007. Compilation of data for drill planning was carried out in the second quarter of 2007 and further planning will be carried out in the third quarter. In addition a field program of soil and rock sampling will be carried out in the third quarter in the surrounding areas to define the extent of gold mineralization and additional drill targets.

Item 3.     Controls and Procedures

We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of June 30, 2007. This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer, Mr. J. Randall Martin, and our Chief Financial Officer, Mr. James Kopperson. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2007, our disclosure controls and procedures are effective. There have been no changes in our internal controls over financial reporting during the quarter ended June 30, 2007.

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

On August 14, 2007, we completed a private equity offering of 8,483,000 Units at $1.40 CDN per Unit to a total of 24 investors. Each Unit consists of one share of common stock and one-half warrant (“the Warrant”) to purchase one share of our common stock, exercisable for twelve months from the closing of the offering. The exercise price of the warrant is $1.85 CDN. The Warrant requires the holder, upon notice from the Company, to exercise in the event that during any fifteen consecutive trading days, the common stock of the Company closes at or above $2.25 CDN on a recognized North American stock exchange. We completed this offering pursuant to Regulation S of the Securities Act. Each investor represented to us that he was a non-US person as defined in Regulation S. We did not engage in a distribution of this offering in the United States. Each investor represented his intention to acquire the securities for investment only and not with a view toward distribution. We requested our stock transfer agent to affix appropriate legends to the stock certificate issued to each investor in accordance with Regulation S and the transfer agent affixed the appropriate legends. Each investor was given adequate access to sufficient information about us to make an informed investment decision. We are also obligated to issue 508,980 warrants to our agents in connection with this transaction, each Agent’s Warrant exercisable for one common stock at an exercise price of $1.40 CDN for a period of 36 months.

On August 7, 2007 our Board of Directors authorized the issuance of 150,000 options to purchase our common stock to certain consultants in exchange for services rendered.

On June 6, 2007, we issued 60,000 shares of our common stock to outside members of our board of directors in consideration for services rendered as a member of the board. These shares were issued pursuant to Section 4(2) of the Securities Act of 1933, as amended. We did not engage in any general solicitation or advertising. The stock certificates issued had the appropriate legends affixed to the restricted stock.

On May 3, 2007, we issued 50,000 shares of our common stock in exchange for the exercise of stock options previously issued to a consultant. We received gross proceeds of $37,500 upon the exercise of these warrants. These securities were issued pursuant to Section 4(2) of the Securities Act of 1933. We did not engage in any general solicitation or advertising. We issued the stock certificates and affixed the appropriate legends to the restricted stock.

Item 3.     Defaults upon Senior Securities

None

Item 4.     Submission of Matters to a Vote of Security Holders

No matters have been submitted to our security holders for a vote, through the solicitation of proxies or otherwise, during the quarterly period ended June 30, 2007. Our annual meeting of shareholders will be held at 3273 E. Warm Springs Rd., Las Vegas, NV 89120, on August 17, at 11:00 am Eastern Standard Time.

Item 5.     Other Information

None.

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

Colombia Goldfields Ltd.
Date:	August 14, 2007
By:	/s/ J. Randall Martin J. Randall Martin
Title:	Chief Executive Officer and Director

Date:	August 14, 2007
By:	/s/ James Kopperson James Kopperson
Title:	Chief Financial Officer