Form 10QSB
period 2007-09-30
COLOMBIA GOLDFIELDS LTD
filed 2007-11-13
CIK 1223663

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-QSB

☒	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2007

☐	Transition Report pursuant to 13 or 15(d) of the Securities Exchange Act of 1934

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days ☒ Yes ☐ No

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☐ No  ☒

State the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 77,299,849 common shares as of October 31, 2007.

Transitional Small Business Disclosure Format (check one): Yes ☐ No ☒

PART I - FINANCIAL INFORMATION

 Item 1. Financial Statements

Our unaudited consolidated financial statements included in this Form 10-QSB are as follows:

F-1	Interim Consolidated Balance Sheets as of September 30, 2007 and December 31, 2006 (unaudited);

F-2	Interim Consolidated Statements of Operations for the three and nine months ended September 30, 2007 and 2006 and from inception (March 25, 2003) through September 30, 2007 (unaudited);

F-3	Interim Consolidated Statements of Stockholders’ Equity (Deficiency) for the period from inception (March 25, 2003) through September 30, 2007 (unaudited);

F-6	Interim Consolidated Statements of Cash Flows for the three and nine months ended September 30, 2007 and 2006 and from inception (March 25, 2003) through September 30, 2007 (unaudited);

F-7	Notes to interim Consolidated Financial Statements;

These unaudited interim consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the SEC instructions to Form 10-QSB. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the interim period ended September 30, 2007 are not necessarily indicative of the results that can be expected for the full year.

COLOMBIA GOLDFIELDS LTD.
(An Exploration Stage Company)
INTERIM CONSOLIDATED BALANCE SHEETS
(unaudited)

	September 30,	December 31,
US Dollars	2007	2006

ASSETS

Current

Cash and cash equivalents	$1,924,923	$882,913
Prepaid expenses and deposits	711,861	176,347
Prepaid consulting fees (Note 5)	499,850	-
	3,136,634	1,059,260

Mineral and exploration properties and rights (Note 3)	57,420,549	43,528,386
Property and equipment, net of accumulated amortization (Note 4)	1,041,371	419,733
	$61,598,554	$45,007,379

LIABILITIES

Current

Accounts payable and accrued liabilities	$1,706,806	$428,133
Mineral property purchase obligations (Note 6)	2,901,468	5,609,538
	4,608,274	6,037,671
Non-Current
Deferred income tax liability (Notes 3 and 7)	11,337,557	9,759,524
	15,945,831	15,797,195

STOCKHOLDERS’ EQUITY

Common stock (Notes 5 & 12)
Authorized:
200,000,000 common shares, $0.00001 par value	773	560
Issued and Outstanding:
77,299,849 common shares (December 31, 2006, 56,039,849
common shares)

Additional paid-in capital (Note 5)	63,134,120	37,039,271
	63,134,893	37,039,831
Deficit accumulated during the exploration stage	(17,482,170)	(7,829,647)
	45,652,723	29,210,184
	$61,598,554	$45,007,379

See accompanying Notes to Interim Consolidated Financial Statements
* Going Concern (Note 1)
* Commitments and Contingencies (Note 13)

COLOMBIA GOLDFIELDS LTD.
(An Exploration Stage Company)
INTERIM CONSOLIDATED STATEMENTS OPERATIONS
(unaudited)

	Three Months	Three Months	Nine Months	Nine Months	Cumulative From Inception (March 25, 2003)
	Ended	Ended	Ended	Ended	through
	September 30,	September 30,	September 30,	September 30,	September 30,
US Dollars	2007	2006	2007	2006	2007

REVENUES	$-	$-	$-	$-	$-
OPERATING EXPENSES

Mineral property exploration expenses (Notes 3 and 5)	2,457,274	1,074,629	5,489,878	2,187,686	9,967,614
General and administrative (Note 5)	1,607,307	848,836	4,298,618	2,666,714	8,649,923
Foreign exchange	371,964	70,862	1,307,180	109,579	1,296,492
Amortization	38,022	2,059	77,601	19,694	145,706
Total operating expenses	4,474,567	1,996,386	11,173,277	4,983,673	20,059,735
Other income	(5,062)	(50,764)	(18,594)	(103,187)	(136,628)
Loss from continuing operations before deferred income taxes	(4,469,505)	(1,945,622)	(11,154,683)	(4,880,486)	(19,923,107)
Deferred income tax recovery (Note 7)	(539,550)	-	(1,502,160)	-	(2,431,110)
Net loss from continuing operations	(3,929,955)	(1,945,622)	(9,652,523)	(4,880,486)	(17,491,997)
Income from discontinued operations (Note 1)	-	-	-	-	9,827
Net loss	$(3,929,955)	$(1,945,622)	$(9,652,523)	$(4,880,486)	$(17,482,170)
LOSS PER SHARE - BASIC AND DILUTED	$(0.06)	$(0.04)	$(0.15)	$(0.12)
WEIGTHED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING
Basic and diluted	70,797,110	45,079,035	64,637,889	39,513,913

See accompanying Notes to Interim Consolidated Financial Statements
* Going Concern (Note 1)

COLOMBIA GOLDFIELDS LTD.
(An Exploration Stage Company)
INTERIM CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIENCY)
(unaudited)

US Dollars	Common Shares	Stock Amount	Additional Paid-in Capital	Share Subscriptions Received	Deficit Accumulated During The Exploration Stage	Total Stockholders’ Equity (Deficiency)
Period Ended December 31, 2003 (see Note 1):

Issue of common stock for cash at $0.000125 per share on March 25, 2003	8	$-	$1	$-	$-	$1

Issue of common stock for cash at $0.000125 per share on May 5, 2003	16,000,000	160	1,840	-	-	2,000

Repurchase of common stock for cash at $0.000125 per share on October 31, 2003	(8,000,008)	(80)	(920)	-	-	(1,000)

Donated Capital	-	-	35,200	-	-	35,200

Net loss for the twelve months ended December 31, 2003	-	-	-	-	(36,399)	(36,399)

Balance, December 31, 2003	8,000,000	80	36,121	-	(36,399)	(198)

Year Ended December 31, 2004:

Issue of common stock for cash at $0.00625 per share on December 20, 2004	16,000,000	160	99,840	-	-	100,000
Donated Capital	-	-	19,200	-	-	19,200
Net loss for the twelve months ended December 31, 2004	-	-	-	-	(23,094)	(23,094)
Balance December 31, 2004	24,000,000	240	155,161	-	(59,493)	95,908

Year Ended December 31, 2005:
Issue of common stock for mineral concession at $0.25 per share on September 22, 2005	1,000,000	10	249,990	-	-	250,000
Issue of 4,221,000 common stock for cash at $0.25 per share, and 368,100 of common stock for finder’s fee on October 14, 2005	4,589,100	46	1,055,204	-	-	1,055,250
Forgiveness of advances from a related party			4,999	-	-	4,999
Share Subscriptions Received	-	-	-	1,767,650	-	1,767,650
Net loss for the twelve months ended December 31, 2005	-	-	-	-	(1,491,470)	(1,491,470)
Balance, December 31, 2005	29,589,100	$296	$1,465,354	$1,767,650	$(1,550,963)	$1,682,337

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

See accompanying Notes to Interim Consolidated Financial Statements
* Going Concern (Note 1)

COLOMBIA GOLDFIELDS LTD.
(An Exploration Stage Company)
INTERIM CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIENCY)
(unaudited)

US Dollars	Common Shares	Stock Amount	Additional Paid-in Capital	Share Subscriptions Received	Deficit Accumulated During The Exploration Stage	Total Stockholders’ Equity (Deficiency)

Balance, December 31, 2006	56,036,849	$560	$37,039,271	$-	$(7,829,647)	$29,210,184

Nine Months Ended September 30, 2007:

Issue of common stock for cash at $1.00 per share less agents fee of $541,200 on March 21, 2007	9,020,000	90	8,074,434	-	-	8,074,524

Issue of agents’ warrants in connection with March 21, 2007 common stock issuance	-	-	404,276	-	-	404,276

Issue of common stock for consulting services	650,000	7	967,118	-	-	967,125

Issue of common stock to non-management directors	60,000	1	72,599	-	-	72,600

Exercise of common stock options	50,000	-	37,500	-	-	37,500

Issue of common stock for cash at CDN $1.40 per unit (common shares and warrants) less agent’s fee of $610,733 on August 14, 2007.	8,483,000	85	9,260,049	-	-	9,260,134

Issue of share purchase warrants with August 14, 2007 common stock less agent’s fee of $59,085	-	-	925,665	-	-	925,665

Issue of agent’s warrants in connection with August 14, 2007 common stock issuance	-	-	308,011	-	-	308,011

Issuance of common stock for mineral Concessions at $1.47 on September 14, 2007	3,000,000	30	4,409,970	-	-	4,410,000
Stock based compensation	-	-	1,635,227	-	-	1,635,227

Net loss for the nine months ended September 30, 2007			-	-	(9,652,523)	(9,652,523)

Balance September 30, 2007	77,299,849	$773	$63,134,120	$-	$(17,482,170)	$45,652,723

See accompanying Notes to Interim Consolidated Financial Statements
* Going Concern (Note 1)

COLOMBIA GOLDFIELDS LTD.
(An Exploration Stage Company)
INTERIM CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

					Cumulative Inception
	Three	Three	Nine	Nine	(March
	Months	Months	Months	Months	25, 2003)
	Ended	Ended	Ended	Ended	through
	September 30,	September 30,	September 30,	September 30,	September 30,
	2007	2006	2007	2006	2007

OPERATING ACTIVITIES:
Net loss	$(3,929,955)	$(1,945,622)	$(9,652,523)	$(4,880,486)	$(17,482,170)
Items not requiring cash outlay:
- Consulting fees	-	-	-	-	52,400
- Amortization	38,022	2,059	77,601	19,694	147,706
- Mineral property exploration	-	-	-	-	250,000
- Stock based compensation	748,971	600,468	2,175,103	1,782,623	4,168,260
- Deferred income taxes	(539,550)	-	(1,502,160)	-	(2,431,110)
Changes in non-cash working capital items
- Accounts receivable	-	(649,007)	-	(710,850)	-
- Prepaid expenses and deposits	13,122	16,222	(535,514)	-	(711,862)
- Exploration expenditure advances	-	(56,078)	-	-	-
- Accounts payable, accrued and other liabilities	1,010,938	2,127,891	2,039,012	1,793,380	2,467,145
- Due to/from related parties	-	158,202	-	158,202	4,999
Net cash provided by (used in) operating activities	(2,658,452)	254,135	(7,398,481)	(1,837,437)	(13,534,632)

FINANCING ACTIVITIES:
Issuance of securities, net of finder’s fees	10,493,810	-	18,972,610	9,086,374	32,718,385
Issuance of promissory notes	-	-	7,200,000	-	7,200,000
Repayment of promissory notes	(3,500,000)	-	(7,200,000)	-	(7,200,000)
Exercise of stock options	-	-	37,500	-	37,500
Net cash provided by financing activities	6,993,810	-	19,010,110	9,086,374	32,755,885

INVESTING ACTIVITIES:
Purchase of mineral exploration rights	(4,195,886)	(3,548,340)	(9,870,380)	(5,211,033)	(16,109,253)
Purchase of equipment	(676,538)	(208,752)	(699,239)	(378,148)	(1,166,077)
Website development costs	-	-	-	-	(21,000)
Net cash used in investing activities	(4,872,424)	(3,757,092)	(10,569,619)	(5,589,181)	(17,296,330)

INCREASE (DECREASE) IN CASH	(537,066)	(3,502,957)	1,042,010	1,659,756	1,924,923

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	2,461,989	6,728,353	882,913	1,565,640	-
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$1,924,923	$3,225,396	$1,924,923	$3,225,396	$1,924,923

SUPPLEMENTAL CASH FLOW INFORMATION
Interest and financing fees - promissory notes	$134,480	$-	$365,391	$-	$365,391
Taxes	$-	$-	$-	$-	$-

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

The Company has incurred a cumulative net loss since inception on March 25, 2003 to September 30, 2007 of $17,482,170 and has no source of operating revenue. The Company’s ability to meet its obligations and continue as a going concern is dependent on the ability to identify and complete future funding. While the Company has been successful in raising financing to date, there can be no assurance that it will be able to do so in the future.

These consolidated financial statements have been prepared using U.S. generally accepted accounting principles applicable to a going concern which contemplates the realization of assets and settlement of liabilities in the normal course of business as they come due. The Company has a working capital deficiency and an accumulated deficit at September 30, 2007. These circumstances lend substantial doubt as to the ability of the Company to meet its obligations as they come due and, accordingly, as to the appropriateness of the use of accounting principles applicable to a going concern. In recognition of these circumstances, the Company raised funding, net of agents’ fees, of $10,493,810 through a private placement of additional share capital in August, 2007 and in November, 2007 the Company entered into a $1.5 million short-term bridge loan as disclosed in Note 12. The Company intends to continue relying upon the issuance of securities to finance exploration, meet contractual obligations and continue as a going concern. As of the date of the approval of the consolidated financial statements, there is no assurance that these initiatives will be sufficient or successful.

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
(An Exploration Stage Company)
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited interim consolidated financial statements have been prepared in accordance with the accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three and nine month periods ended September 30, 2007 are not necessarily indicative of the results that may be expected for the year ended December 31, 2007.

The consolidated balance sheet at September 30, 2007 has been derived from the audited financial statements at December 31, 2006 but these financial statements do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. For further information, refer to the financial statements and footnotes thereto included in the Company’s annual report on Form 10-KSB for the year ended December 31, 2006.

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

These consolidated financial statements include the accounts of (i) Colombia Goldfields Ltd., a Delaware corporation (ii) the Company’s 100% interest in RNC (Colombia) Limited (“RNC”), a Belize corporation and its 94.99% owned subsidiary - Compania Minera De Caldas, S.A. (“Caldas”), a Colombia corporation, (iii) the Company’s 94.99% interest in Gavilan Minerales, S.A. (“Gavilan”) a Colombia corporation. Colombian law requires Colombian companies to have at least five shareholders and, as a result, the remaining 5.01% of Caldas and Gavilan is held by directors and senior management of the Company. All significant inter-company transactions and balances have been eliminated upon consolidation.

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

On December 14, 2006 the Company acquired a further 15% of RNC, bringing the Company’s total ownership to 90%. These financial statements reflect the consolidation of the Company’s 90% interest in RNC for the period December 15, 2006 to September 14, 2007.

On September 14, 2007 the Company acquired the final 10% of RNC, bringing the Company’s total ownership to 100%. These financial statements reflect the consolidation of the Company’s 100% interest in RNC for the period of September 15, 2007 to September 30, 2007.

On September 25, 2006 the Company acquired 94.99% of the outstanding shares of Gavilan. These financial statements reflect the consolidation of Gavilan for the period of September 25, 2006 to September 30, 2007.

Since the non-controlling shareholders of RNC and Gavilan had no obligation to contribute any additional capital and the Company was the primary entity obligated to fund future exploratory work, no non-controlling interest related to RNC or Gavilan has been recognized in the consolidated statements of operations for the period January 1, 2006 to September 30, 2007 and in the consolidated balance sheet at September 30, 2007.

Mineral Property Rights Acquisition and Exploration Expenditures

Costs of acquiring mining properties are capitalized upon acquisition. Pursuant to Statement of Financial Accounting Standards (SFAS) No. 34, Capitalization of Interest Costs, interest costs attributable to mineral property acquisitions are also capitalized. Mine development costs incurred either to develop new ore deposits, expand the capacity of mines, or to develop mine areas substantially in advance of current production are also capitalized once proven and probable reserves exist and the property is a commercially mineable property. Costs incurred to maintain current production or to maintain assets on a standby basis are charged to operations. Costs of abandoned projects are charged to operations upon abandonment. The Company evaluates the carrying value of capitalized mining costs and related property, plant and equipment costs, to determine if these costs are in excess of their net recoverable amount whenever events or changes in circumstances indicate that their carrying amounts may not be recoverable. The periodic evaluation of carrying value of capitalized costs and any related property, plant and equipment costs is based upon expected future cash flows and/or estimated salvage value in accordance with SFAS No. 144, Accounting for Impairment or Disposal of Long-Lived Assets.

Asset Retirement Obligations

The Company applies SFAS No. 143, Accounting for Asset Retirement Obligations which requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred. SFAS No. 143 requires the Company to record a liability for the present value of the estimated site restoration costs with a corresponding increase to the carrying amount of the related long-lived assets. The liability will be accreted until it has been fully incurred

COLOMBIA GOLDFIELDS LTD.
(An Exploration Stage Company)
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

and the asset will be amortized over the life of the related assets. Adjustments for changes resulting from the passage of time and changes to either the timing or amount of the original present value estimate underlying the obligation will be made. As at September 30, 2007 and December 31, 2006 the Company does not have any asset retirement obligations.

Cash and Cash Equivalents

The Company considers all highly liquid instruments with a maturity of three months or less at the time of issuance to be cash equivalents.

Property and Equipment

Property and equipment are carried at cost. For the significant components of property and equipment, depreciation is provided for using the following method and time periods:

Asset	Basis	Period

Vehicles	Straight line	5 years
Buildings	Straight line	20 years
Equipment and Computers	Straight line	3 to 10 years

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

Earnings (Loss) per Share

Basic earnings (loss) per share is computed by dividing net earnings (loss) available to common stockholders by the weighted average number of common shares outstanding during the period. Diluted net earnings (loss) per share on the potential exercise of equity-based financial instruments is not presented where anti-dilutive. For the three and nine months ended September 30, 2007 and 2006, outstanding share purchase warrants and options to purchase common shares were excluded from the computation of diluted earnings per share as the impact of these instruments was antidilutive as a result of losses incurred in these periods.

Income taxes

The Company accounts for income taxes using the asset and liability method which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been recognized in the Company’s financial statements or tax returns.

Financial Instruments

The Company’s financial instruments consist of cash and cash equivalents, prepaid expenses and deposits, accounts payable and accrued liabilities, mineral property purchase obligations, amounts due to and from related parties and short-term promissory notes. The carrying value of these financial instruments approximates their fair value based on their liquidity or their short-term nature. The Company is not exposed to significant interest or credit risk arising from these financial instruments.

In February 2007, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities - Including an amendment of FASB Statement No. 115,”(“SFAS No. 159”). SFAS No. 159 permits companies to elect to measure many financial instruments and certain other assets and liabilities at fair value in earnings. The Company is currently evaluating the impact, if any, of SFAS No. 159 on its financial statements. If elected by the Company, SFAS No. 159 would be effective as of January 1, 2008.

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

c)
Held the option to acquire an additional 25% of RNC (total 75% of RNC) by the issuance of 4,000,000 common shares of the Company to Investcol and the advance of an additional $15,000,000 non-interest bearing loan to RNC on or before October 30, 2006. On August 22, 2006, the Company amended its January 12, 2006 Stock Purchase Agreement with Investcol and RNC and concurrently exercised its option to increase the Company’s interest in RNC from 50% to 75%. Under the terms of the amended agreement, the Company issued 4,200,000 common shares and paid $200,000 to Investcol. In connection with this transaction, the Company committed to providing an additional $5,000,000 by way of non-interest bearing demand loan to RNC by December 31, 2006 and to providing sufficient funds to RNC, upon terms satisfactory to the Company, to complete a full bankable feasibility study of the Marmato Project. Total consideration of $4,820,000 related to this transaction was recorded as part of acquired mineral and exploration properties and rights in fiscal 2006.

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

On August 24, 2007 the parties executed a Third Amendment to the Stock Purchase Agreement (the “Third Amendment”) in order to revise the consideration required to exercise the Company’s option to acquire the final 10% of the issued and outstanding stock of RNC. Subject to the revised terms set forth in the Third Amendment, on September 14, 2007, the Company acquired the final 10% of RNC for a cash payment of $300,000 and the issuance of 3,000,000 common shares of the Company to Investcol. Total consideration of $4,710,000 related to this transaction was recorded as part of acquired mineral and exploration properties and rights in fiscal 2007.

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

The following table summarizes the Company’s mineral concession acquisitions, mineral rights acquisitions, and mineral exploration expenses as recorded in the Company’s Consolidated financial statements:

		Three Months Ended September 30, 2007	Three Months Ended September 30, 2006	Nine Months Ended September 30, 2007	Nine Months Ended September 30, 2006	Cumulative From Inception (March 25, 2003) Through September 30, 2007
I)	Acquisition of mineral concessions	$4,710,000	$7,100,841	$4,710,000	17,080,841	$26,910,841

II)	Acquisition of mineral and exploration rights	1,670,416	2,966,087	6,862,309	6,932,965	17,501,380

	Total acquired mineral and exploration properties and rights	6,380,416	10,066,928	11,572,309	24,013,806	44,412,221

III)	Exploration of acquired mineral properties	2,240,849	1,034,990	4,813,541	2,011,487	9,077,682

IV)	Stock based compensation	216,425	39,639	676,337	176,199	889,932

	Total mineral property exploration expenses	2,457,274	1,074,629	5,489,878	2,187,686	9,967,614

	Total mineral and exploration properties and rights acquisitions and exploration
	expenditures	$8,837,690	$11,141,557	$17,062,187	$26,201,492	$54,379,835

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

	September 30, 2007	December 31, 2006
Purchase of mineral and exploration properties and rights	$44,412,221	$ 32,839,912
Recognition of deferred tax liability upon acquisition	13,008,328	$10,688,474
Mineral and exploration properties and rights	$57,420,549	$43,528,386

NOTE 4 - PROPERTY AND EQUIPMENT

As at September 30, 2007	Cost	Accumulated Amortization	Net Book Value

Equipment and computers	$747,778	$(52,066)	$695,712
Building	94,051	(5,108)	88,943
Vehicles	309,248	(52,532)	256,716

Total	$1,151,077	$(109,706)	$1,041,371

As at December 31, 2006	Cost	Accumulated Amortization	Net Book Value

Equipment and computers	$171,656	$(11,292)	$160,364
Building	87,033	(1,451)	85,582
Vehicles	193,149	(19,362)	173,787

Total	$451,838	$(32,105)	$419,733

NOTE 5 - STOCKHOLDERS’ EQUITY

Common Stock

	September 30, 2007	December 31, 2006

Authorized:
200,000,000 common shares,
$0.00001 par value
Issued and Outstanding:
77,299,849 common
shares (December 31, 2006: 56,039,849 shares)	$773	$560

COLOMBIA GOLDFIELDS LTD.
(An Exploration Stage Company)
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

i) During the nine months ended September 30, 2007, the Company completed the following transactions:

a)
On March 21, 2007, the Company completed a private equity offering of 9,020,000 common shares at $1.00 per common share. The gross proceeds received from the offering were $9,020,000. In connection with this private equity offering, the Company paid a commission of $541,200 and issued agents’ warrants to purchase 541,200 shares of the Company’s common stock with each warrant exercisable for a period of 36 months from the closing of the offering at an exercise price of $1.00 per share. The fair value of the agents’ warrants was $404,276 and has been accounted for as a reduction of the additional paid-in capital associated with the related March 21, 2007 common stock issuance. On April 20, 2007, the Company filed a Registration Statement with the Securities and Exchange Commission (SEC) to register 9,170,000 common shares previously issued by the Company. On August 13, 2007 the SEC declared the Company’s Registration Statement effective.

b)	On March 22, 2007, the Company issued 650,000 common shares to certain consultants to the Company for services rendered as described under “Stock Options and Other Stock-Based Compensation”.

c)	On May 3, 2007 the company issued 50,000 common shares pursuant to the exercise of 50,000 options for proceeds of $37,500.

d)	On June 6, 2007 the company issued 60,000 common shares to non-management directors of the company in connection with their annual remuneration.

e)	On August 7, 2007 the Company issued 150,000 options to purchase the Company’s common stock to certain consultants in exchange for services rendered.

f)
On August 14, 2007, the Company completed a private equity offering of 8,483,000 Units at $1.40 CDN per Unit to a total of 24 investors. Each Unit consists of one share of common stock and one-half warrant (“the Warrant”), for a total of 8,483,000 common shares and 4,241,500 warrants issued. The total gross proceeds raised was $11,163,628 ($11,876,200 CDN). Each Warrant is exercisable for one common share at an exercise price of $1.85 CDN and the Warrants are exercisable for 12 months following the closing of the offering. The Warrant also requires the holder, upon notice from the Company, to exercise in the event that during any fifteen consecutive trading days, the common stock of the Company closes at or above $2.25 CDN on a recognized North American stock exchange.

In connection with this private equity offering, the Company paid as a commission ($669,818 CDN) and issued additional warrants (“Agents’ Warrants”) to purchase 508,980 shares of the Company’s common stock with each Agents’ Warant exercisable for a price of $1.40 CDN per share. The Agents’ Warrants are exercisable at any time for 36 months following the closing of the offering.

COLOMBIA GOLDFIELDS LTD.
(An Exploration Stage Company)
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Pursuant to the terms of the private placement, the Company is obligated to file a Registration Statement with the Securities and Exchange Commission (SEC) to register the common shares and common shares underlying the Warrants. On October 3, 2007 the SEC declared the Company’s Registration Statement Effective.

The Company has allocated the total net proceeds of the offering to the various underlying equity instruments comprising the offering, based on the estimated relative fair value of each instrument of the closing date, as follows:

	Gross Proceeds	Net Proceeds
Common shares	$85	$85
Additional paid in capital-common shares	10,178,793	9,568,060
Additional paid in capital-share purchase warrants	984,750	925,665
	$11,163,628	$10,493,810

As described above, the Warrants and Agents’ warrants (collectively “the Warrants”) are denominated in Canadian dollars while the Company’s functional and reporting currency is the U.S. dollar. As a result, the fair value of the Warrants will fluctuate based on their time to expiry and changes in the exchange rate between the U.S. and Canadian dollar.

The SEC and the FASB have issued recent interpretations of GAAP that suggest warrants with exercise prices denominated in a different currency from an entity’s functional currency should not be classified as equity. As a result, these instruments would be treated as derivatives and recorded as liabilities which are carried at their fair value, with period to period changes in the fair value recorded as a gain or loss in the statement of operations.

The recent SEC and FASB interpretations relate to FASB Statement No. 133, “Accounting for Derivative Instruments and Hedging Activities” and Emerging Issue Task Force (“EITF”) EITF 00-19 “ Accounting for Derivative Financial Instruments Indexed to and Potentially Settled in a Company’s Own Stock”. In April 2007, the FASB released Proposed Statement 133 Implementation Issue C21, “Whether Options (Including Embedded Conversion Options) Are Indexed to both an Entity’s own Stock and Currency Exchange Rates.” The tentative conclusions of C21 would mean the Company’s Canadian dollar denominated warrants do not meet the scope exception under FAS133 and therefore these warrants would be recorded as liabilities and carried at fair value. Transitional provisions would require a cumulative-effect adjustment to the opening balance of the Company’s deficit. The FASB deferred making a decision on confirming their tentative conclusions in Issue C21 and asked that it be subsumed in to the new EITF issue of 07-E “Determining Whether an Instrument is Indexed to a Company’s Own Stock.” A conclusion has not yet been reached on this issue by the EITF or the FASB. Early adoption of C21 is not permitted.

COLOMBIA GOLDFIELDS LTD.
(An Exploration Stage Company)
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

If the Company had recorded such instruments as derivatives, it would have reported the following unrealized gains for the three and nine month periods ended September 30, 2007:

	Subscribers’ Warrants	Agents’ Warrants	Total Warrants
Fair value - August 14, 2007	$1,075,095	$327,671	$1,402,766
Decrease in fair value	(169,685)	(9,402)	(179,087)
Fair value - September 30, 2007	$905,410	$318,269	$1,223,679

g)
The Company calculated the amounts using the Black-Scholes option pricing model and used the following assumptions to value the instruments at September 30, 2007: 0% dividend rate, 70% volatility, the actual exercise price of each instrument, the stock price at September 30, 2007 and the Canadian risk free interest rate for the remaining life of the Warrants.

h)	On September 14, 2007 in connection with the acquisition of the final 10% of RNC, the Company issued 3,000,000 common shares at $1.47 per share to Investcol (See Note 3).

ii)	During the year ended December 31, 2006, the Company completed the following transactions:

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

h)	On October 14, 2006 3,471,000 share purchase warrants were exercised for net proceeds to the Company of $1,735,500 and 3,471,000 common shares were issued upon exercise.

i)	On December 14, 2006 in connection with the additional acquisition of 15% of RNC, the Company issued 4,000,000 common shares at $1.28 per share to Investcol (See Note 3).

Warrants

As at September 30, 2007, the following warrants were issued and outstanding:

# Warrants	Exercise Price	Expiry Date
6,500,666	$2.50 USD per share	April 25, 2008
390,040	2.00 USD per share	April 25, 2009
541,200	1.00 USD per share	March 22, 2010
4,241,500	1.85 CDN per share	August 14, 2008
508,980	1.40 CDN per share	August 14, 2010
12,182,386	$2.15 USD per share

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

All stock options and rights are to vest over a period determined by the Board of Directors and expire not more than ten years from the date granted. On August 17, 2007 the Company received shareholder approval for an amended Stock Incentive Plan. Pursuant to the amended Plan, the number of shares that may be issued for awards granted under the 2006 plan was increased to 6,500,000.

COLOMBIA GOLDFIELDS LTD.
(An Exploration Stage Company)
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Pursuant to the Plan, during fiscal 2007 the Company granted 1,790,000 stock options to employees, directors, officers and consultants of the Company. These stock options vest at a rate of 25% every six months over a period of two years, and have a life of 10 years. For the three months ended September 30, 2007, the Company recorded a total of $616,446 in stock based compensation expense related to stock options in the consolidated statement of operations. (Nine months ended September 30, 2007 - $1,635,228).

A summary of stock options granted and exercised is as follows:

	Shares	Weighted Average Exercise Price

Options outstanding at December 31, 2006	2,787,500	$1.16
Granted in fiscal 2007	1,790,000	1.19
Exercised in fiscal 2007	(50,000)	(0.75)
Forfeited and expired	(400,000)	(0.75)
Options outstanding at September 30, 2007	4,127,500	$1.22

Fiscal 2007
Weighted average fair	$0.99
value of options
granted during the period
Weighted average fair
value of options vested	$1.12
during the period

A summary of stock options outstanding and exercisable at September 30, 2007 is as follows:

Range of Exercise Prices	Number Outstanding	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (yrs)	Number Exercisable	Weighted Average Exercise Price

$0.75 - $1.00	587,500	$0.75	$8.27	525,000	$0.75
$1.01 - $2.00	3,540,000	1.30	9.14	1,322,500	1.39
$0.75 - $2.00	4,127,500	$1.22	$1.22	1,847,500	$1.21

The fair value of options granted has been estimated as of the date of the grant using the Black-Scholes option pricing model with the following assumptions: risk-free interest rate of 4.45%, dividend yield 0%, an estimated volatility of 75%, and expected term of 10 years, equal to the full life of the options as the Company does not expect any options to be exercised early.

COLOMBIA GOLDFIELDS LTD.
(An Exploration Stage Company)
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Other Stock-Based Compensation

On October 1, 2006, the Company agreed to grant 500,000 common shares to a consultant providing services to the Company. Pursuant to the terms of the Consulting Agreement, should the Consultant’s employment terminate by the Consultant’s resignation before the period of two years has elapsed, the Consultant is required to return a pro rata portion of the shares based on the time remaining in the contract. In the case of a change in control of the Company by merger or sale of a majority stake or otherwise, the shares held by the Consultant will immediately vest. The fair value of the common stock award, based on the market price of the Company’s common shares at the agreement date, was $915,000. The shares were issued on March 22, 2007 and the Company accounts for this award by recognizing compensation expense ratably over twenty-four months, commencing on the agreement date. For the three months ended September 30, 2007, the Company recorded a total of $114,375 in stock based compensation expense related to this award in the consolidated statement of operations (nine months ended September 30, 2007 - $343,125).

On January 15, 2007, the Company agreed to grant 150,000 common shares to a consultant for services rendered to the Company for the three months ended April 15, 2007. The fair value of the common stock award, based on the market price of the Company’s common shares at the agreement date, was $166,500. The shares were issued on March 22, 2007 and the Company accounts for this award by recognizing compensation expense ratably over three months, commencing on the agreement date. For the three months ended September 30, 2007, the Company recorded a total of $NIL in stock based compensation expense related to this award in the consolidated statement of operations (nine months ended September 30, 2007-$166,500).

On May 6, 2007, the Company granted 60,000 common shares to non-management directors. The fair value of the common stock awards, based on the market price of the Company’s common shares at the grant date, was $72,600. The shares were issued on June 6, 2007 and the Company accounts for this award by recognizing compensation expense ratably over twelve months, commencing on the grant date. For the three months ended September 30, 2007, the Company recorded a total of $18,150 in stock-based compensation expense related to this award in the consolidated statement of operations (nine months ended September 30, 2007 - $30,250).

Summary of Stock-Based Compensation Expenses

The following table summarizes stock-based compensation recorded in the consolidated statements of operations:

	Three Months Ended September 30, 2007	Three Months Ended September 30, 2006	Nine Months Ended September 30, 2007	Nine Months Ended September 30, 2006	Cumulative from Inception (March 25, 2003) through September 30, 2007
Mineral property exploration expenses	$216,426	$39,639	$676,337	$176,199	$889,933
General and administrative	532,545	560,829	1,498,766	1,606,424	3,278,327
Total stock-based compensation	$748,971	$600,468	$2,175,103	$1,782,623	$4,168,260

As at September 30, 2007, there was $1,194,878 of unrecognized compensation cost related to unvested stock options. The cost is expected to be recognized as follows: Fiscal 2007 - $410,056; Fiscal 2008 - $730,556; Fiscal 2009 - $54,266.

COLOMBIA GOLDFIELDS LTD.
(An Exploration Stage Company)
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

At September 30, 2007, there was $499,850 of unrecognized compensation cost related to unvested direct stock awards recorded as prepaid consulting fees in the Company’s consolidated balance sheet. The cost is expected to be recognized in the statement of operations as follows: Fiscal 2007-$132,525; Fiscal 2008 - $367,325.

NOTE 6 - MINERAL PROPERTY PURCHASE OBLIGATIONS

In the normal course of business the Company enters into contractual obligations with Colombian titleholders to acquire mineral and exploration rights. Upon signing, typically 25% of the negotiated purchase price is immediately due and payable with an additional 25% due when all required documentation has been submitted to the local mining department and the final 50% due when the mining claim has been successfully transferred and registered in the Company’s name. The Company records the full contractual obligation as a contract liability upon signing. The timing and magnitude of repayment of these obligations will vary between periods as will cash flows related to these obligations.

NOTE 7 - INCOME TAXES

The potential benefit of net operating loss carry forwards has not been recognized in the financial statements. Since the Company has no source of operating revenue, it cannot be assured that it is more likely than not that such benefit will be realized in future years. The components of the net deferred tax asset, net deferred tax liability, differences between the statutory rate and the effective rate, and the valuation allowance are as follows:

a)	Components of income tax provision:

The components of the Company’s provision for (recovery of) income taxes consists of the following:

	Three Months Ended	Nine Months Ended
	September 30, 2007	September 30, 2007

Domestic	$-	$-
Foreign	(539,550)	(1,502,160)
	$(539,500)	$(1,502,160)

For the three months ended September 30, 2007 the Company’s loss before provision for income taxes was generated in the following jurisdictions: Domestic $1,700,505; Foreign $2,769,000. For the nine months ended September 30, 2007 the Company’s loss before provision for income taxes was generated in the following jurisdictions: Domestic $4,996,683; Foreign $6,158,000.

COLOMBIA GOLDFIELDS LTD.
(An Exploration Stage Company)
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

b)	Income tax rate reconciliation:

The effective income tax rate differs from the statutory rate that would be obtained by applying the U.S. Federal income tax rate to net income (loss) before income taxes. These differences result from the following items:

	Three Months Ended	Nine Months Ended
	September 30, 2007	September 30, 2007
US federal income tax rate	34.0%	34.0%

Decrease in
Income tax rate resulting
From:
Losses not recognized for
tax purposes	(8.6)	(10.5)
Tax rate differences in
foreign subsidiaries	(3.4)	(3.1)
Other permanent
differences	(9.9)	(6.9)
Effective income tax rate	12.1%	13.5%

c)	Component of deferred income tax provision:

The components of the temporary differences, which resulted in deferred income tax provision, are as follows:

	Three Months Ended	Nine Months Ended
	September 30, 2007	September 30, 2007
Losses carried
forward	$(824,516)	$(1,698,245)
Tax depreciation
less than
accounting depreciation	10,927	65,878
Foreign exploration costs	(539,550)	(1,502,160)
	$(1,353,139)	$(3,134,527)
Change in valuation
allowance	813,589	1,632,367
Deferred income tax provision	$(539,550)	$(1,502,160)

d)	Components of deferred tax asset and liability:

The components of the temporary differences, which resulted in deferred tax assets, are:

	September 30, 2007	December 31, 2006
Tax depreciation less than
Depreciation	$336,161	$402,039
Losses carried
Forward	2,450,568	752,323
	2,786,729	1,154,362
Valuation allowance	(2,786,729)	(1,154,362)
Deferred tax asset	$-	$-

COLOMBIA GOLDFIELDS LTD.
(An Exploration Stage Company)
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

The components of the temporary differences, which have resulted in the deferred tax liability, are:

	September 30, 2007		December 31, 2006
Tax depreciation less than
Accounting depreciation	$		$-
Tax basis less than accounting
basis for mineral concessions		(13,768,667)	(10,688,474)
Foreign exploration costs		2,431,110	928,950
Deferred tax liability		$(11,337,557)	$(9,759,524)

e) The Company has income tax losses available for carry forward of $7,205,000 which expire as follows:

Expiry Year	Domestic	Foreign	Total

2023	$36,500	$-	$36,500
2024	23,000	-	23,000
2025	310,500	-	310,500
2026	1,535,000	-	1,535,000
2027	5,300,000	-	5,300,000
	$7,205,000	$-	$7,205,000

NOTE 8 - RELATED PARTY TRANSACTIONS

During the normal course of operations, the Company engages in transactions with certain directors, senior officers, and shareholders of the Company.

Significant related party transactions reflected within the Company’s consolidated financial statements include:

i)	The acquisition of the Company’s interest in the Caramanta and Marmato projects as described in notes 3(A) and 3(B) from Investcol, a company controlled by certain shareholders of the Company;

ii)	Management and consulting fees paid to certain directors, senior officers, and shareholders of the Company; and

iii)	Office rent paid to a Company related to a former director of the Company during the fiscal 2006 year.

iv)
The issuance and repayment of a short-term bridge-loan during the first quarter of fiscal 2007 and the repayment of the loan during the third quarter of fiscal 2007. On February 27, 2007 the Company entered into a $3,700,000 promissory note between the Company and the Company’s President, a shareholder, and a Company controlled by these individuals. The loan, collateralized by the Company’s investment in RNC, was due and payable upon closing a planned equity financing, but in no case later than April 15, 2007. Upon repayment, an $185,000 loan origination fee was payable to the note holders. The note bore interest at 10% per annum, with monthly interest payments commencing February 28, 2007. Subsequent to the private placement described in note 5(i), in September, 2007 a total of $3,930,911 (representing the principal amount of the promissory note of $3,700,000, the loan origination fee of $185,000, and accrued interest of $45,911) was paid to the holders in full satisfaction of all amounts owing.

COLOMBIA GOLDFIELDS LTD.
(An Exploration Stage Company)
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

v)
The issuance of a second short-term bridge loan during the second quarter of fiscal 2007. On June 6, 2007 the Company entered into a $3,500,000 promissory note between the Company and the Company’s President, a shareholder, and a Company controlled by these individuals. The loan, collaterized by the Company’s investment in RNC, was due and payable upon the closing of a planned equity financing, but in no case later than August 15, 2007. Upon repayment, a $52,500 fee was payable to the note holders. The note bore interest at 10% per annum, with monthly interest payments commencing June 30, 2007. Subsequent to the private placements described in note 5, in September, 2007 a total of $3,634,480 (representing the principal amount of the promissory note of $3,500,000, the loan origination fee of $52,500, and accrued interest of $81,980) was paid to the holders in full satisfaction of all amounts owing.

During the three and nine months ended September 30, 2007 the Company:

a)
Incurred $6,500 for board and committee meeting fees from non-management directors of the Company (nine months ended September 30, 2007:$11,500) and issued 60,000 common shares to directors in connection with the Company’s annual remuneration of its directors during the nine months ended September 30, 2007.

b)	Incurred $42,000 in management and consulting fees from directors of the Company (nine months ended September 30, 2007: $42,000)

c)	Incurred $116,943 in management and consulting fees from senior officers of the Company (nine months ended September 30, 2007: $329,268).

d)	Incurred $88,021 in management and consulting fees from shareholders of the Company (nine months ended September 30, 2007: $299,500).

e)	Incurred $42,480 in interest and administration fees on bridge loans from shareholders of the Company (nine months ended September 30, 2007: $365,391).

During the three and nine months ended September 30, 2006 the Company:

a)	Incurred $229,501 in management and consulting fees from directors, senior officers of the Company (nine months ended September 30, 2006 : $500,251)

b)	Incurred $Nil in office rent to a company related to a director of the Company. (nine months ended September 30, 2006 : $10,256)

Included in prepaid expenses at September 30, 2007 is $16,000 related to a senior officer of the Company (December 31, 2006: $30,000). Included in accounts payable and accrued liabilities at September 30, 2007 is $45,753 (December 31, 2006: $49,213) owing to directors or senior management companies controlled by shareholders of the Company.

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
(An Exploration Stage Company)
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

NOTE 11 - RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

The FASB has issued FIN 48, which prescribes rules on accounting for uncertainty in income tax positions.

FIN 48 requires all material tax positions to undergo a new two-step recognition and measurement process. All material tax positions in all jurisdictions in all tax years in which the statute of limitations remains open upon the initial date of adoption are required to be assessed. For a tax benefit to be recognized it must be more likely than not that a tax position will be sustained upon examination based solely on its technical merits. If the recognition standard is not satisfied, then no tax benefit otherwise arising from the tax position can be recorded for financial statement purposes. If the recognition standard is satisfied, the amount of tax benefit recorded for financial statement purposes will be the largest amount of tax benefit with a greater than 50% likelihood of being realized upon ultimate settlement with a taxing authority. The adoption of FIN 48 did not have a material impact on the Company’s financial position, results of operations, or cash flows for the three and nine months ended September 30, 2007.

NOTE 12 - SUBSEQUENT EVENTS

i)
On October 1, 2007 the Company issued 150,000 options to purchase the Company’s common stock to a consultant in exchange for services rendered. On November 8, 2007 the Company approved the issuance of 1,850,000 options to purchase the company’s stock to certain directors, officers, and employees.

ii)
On November 12, 2007 the Company entered into a $1,500,000 promissory note between the Company’s President and the Company’s Chief Executive Officer. The loan, collateralized by the Company’s investment in RNC, is due and payable upon closing an equity financing, but in no case later than December 31, 2007. Upon repayment a $22,500 fee is payable to the note holders. The note bears interest at 10% per annum with monthly interest payments commencing November 30, 2007.

NOTE 13 - COMMITMENTS AND CONTINGENCIES

i)	Caramanta Project

Persuant to an option agreement to purchase concession No. 669-17 in the Caramanta region, provided the Company determines that it is in its best interests to continue exploration, the Company is scheduled to make payments over the next twenty-four months totalling $1,050,000. In the event that the Company ceases exploration of the project, no payments are required and title to the project remains with the original owner.

ii)	Other Obligations

In the normal course of business the Company enters into purchase commitments to acquire drilling and other equipment to advance its exploration activities. As at September 30, 2007 the Company has outstanding purchase commitments of $200,000 to purchase equipment not yet received.

NOTE 14 - RECLASSIFICATIONS

Certain prior period amounts have been reclassified to conform to the current period presentation.

Item 2.  Plan of Operation

Introduction

This Mangement’s Discussion and Analysis (“MD&A”), which has been prepared as of October 31, 2007, is intended to supplement and complement our unaudited interim consolidated financial statements and notes thereto for the three and nine months ended September 30, 2007 prepared in accordance with United States generally accepted accounting principles, or U.S. GAAP (collectively, our “Financial Statements”). You are encouraged to review our Financial Statements in conjunction with your review of this MD&A. Additional information relating to our Company, is available at www.sec.gov.com, and www.sedar.com. All dollar amounts in our MD&A are expressed in U.S. dollars, unless otherwise specified.

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

Third Quarter Fiscal 2007 Overview

During the third quarter of fiscal 2007 progress was made towards our objective of defining and consolidating our ownership of a bulk-mineable ore body in the Marmato region of Colombia. Our objective is to consolidate a new gold district around the Marmato Mountain in Colombia by:

▪	Acquiring the rights to an historic prospective gold project in Marmato (the “Marmato Mountain Project”);
▪	Acquiring the majority of Marmato Mountain’s legally registered mineral titles;
▪	Acquiring certain surrounding properties in the Caramanta region (the “Caramanta Exploration Project”); and
▪	Planning for and executing the acquisition of additional ancillary properties.

Our focus in fiscal 2007 is to continue to advance the Marmato Mountain Development Project towards development through:

▪	The acquisition of additional Colombian mineral concessions and mineral rights;
▪	Commencing the resettlement of the town of Marmato;
▪	Continued drilling and sampling programs;
▪	The preparation of revised resource estimates; and
▪	Preparing for a feasibility study which is expected by early 2009.

In the third quarter of fiscal 2007 we advanced our business plan by:

▪	Increasing our mineral and exploration rights ownership to 99 of 121 legally registered mineral titles from existing Colombian titleholders;
▪	Continuing data collection for a baseline study; and
▪	Continuing drilling and sampling on the Marmato Mountain

As at September 30, 2007, the Zona Alta portion of the Marmato project in Colombia hosts approximately 275 total small mines which Compañia Minera de Caldas, S.A. (“Caldas”), our Colombian subsidiary is seeking to individually purchase. We own 94.99% of Caldas, with the remaining 5.01% held directly or indirectly by directors, officers, and senior management of the Company. 85 of these mines have registered titles in the Ministry of Mines in Caldas. We refer to these mines as Category 1. 36 mines are located in an area called CHG-081 in which there is one mining contract and we refer to these mines as Category 2. Once all of these Category 2 mines have been purchased, Caldas will own the entire CHG-081 contract. Our objective is to secure ownership to these 121 properties. Approximately 90 of the remaining mines have made applications for legalization under the previous mining law. We refer to these mines as Category 3. Of the applications made, management believes that less than 30 will be approved. Approximately 64 are illegal mines.

Certain mining properties have been purchased or optioned and are awaiting final payment once the documentation and registration is complete. The total number of legally registered mineral titles acquired by Caldas at September 30, 2007 is 99, an increase of 2 from 97 at June 30, 2007. Caldas is also purchasing the existing mills on the Zona Alta and has so far purchased 12 out of a total of approximately 26, an increase of 1 from 11 at June 30, 2007.

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

The disclosure that follows is a discussion of each of the properties that we have an interest in and our results of operations for the three and nine months ended September 30, 2007 and September 30, 2006.

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

Revenues

We have not yet completed our economic feasibility studies to establish the existence of proven or probable reserves for our properties and, as a result, to date we have not recognized any revenues from mining activities for the period since incorporation to September 30, 2007.

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

Going Concern

We incurred a net loss of $17.5 million for the period from inception on March 23, 2003 to September 30, 2007, and we are not presently generating any revenue. Furthermore, we have used in excess of $ 30.8 million during this period to fund our operations and mineral acquisitions program. At September 30, 2007, we have a working capital deficiency of $1.5 million. Our future is dependent upon our ability to obtain additional financing and future acquisition, exploration and development of profitable operations from our mineral properties. We plan to continue to seek additional financing in private and/or public equity offerings to secure funding for our operations. Our estimate of our project cost to feasibility is $50.0 million. We estimate that a minimum of $20.0 million will be required over the next twelve to eighteen months to complete the initial phase of drilling at Marmato as well as cover our administration and property purchases costs. Pending the results of our initial drill program, an additional $30 million will be required to complete the Marmato feasibility study, including an additional 50,000 meters of drilling at Marmato, and 10,000 meters of drilling at Caramanta. We currently do not have any arrangements for additional financing. There can be no assurance that such additional financing will be available to us on acceptable terms or at all. These factors, among others, raise substantial doubt about our ability to continue as a going concern. Our financial statements do not include any adjustment to reflect the possible future effect on the recoverability and classification of the assets or the amounts and classification of liabilities that may result should we cease to continue as a going concern.

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

Our consolidated financial statements include the accounts of (i) Colombia Goldfields Ltd., a Delaware Corporation, (ii) our wholly-owned subsidiary in RNC (Colombia) Limited, a Belize corporation and its 94.99% owned subsidiary - Compania Minera de Caldas, S.A., a Colombia corporation, (iii) our 94.99% interest in Gavilan Minerales, S.A. (“Gavilan”) a Colombia Corporation. Colombian law requires a minimum of five shareholders for Colombian companies; as a result, the remaining 5.01% of Caldas and Gavilan is held by directors, officers, and senior management of the Company. All significant inter-company transactions and balances are eliminated upon consolidation.

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

Asset Retirement Obligations

We apply SFAS No. 143, Accounting for Asset Retirement Obligations that requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred. SFAS No. 143 requires us to record a liability for the present value of the estimated site restoration costs with a corresponding increase to the carrying amount of the related long-lived assets. The liability will be accreted until it has been fully incurred, and the asset will be amortized over the life of the related assets. Adjustments for changes resulting from the passage of time and changes to either the timing or amount of the original present value estimate underlying the obligation will be made. As at September 30, 2007, and December 31, 2006, we do not have any asset retirement obligations.

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

Selected Financial Information

The following table sets forth selected financial information for the three and nine months ended September 30, 2007, and 2006. This summary of selected financial information is derived from, and should be read in conjunction with, and is qualified in its entirety by reference to, our audited financial statements for the fiscal year ended December 31, 2006 and related note disclosures.

	Three Months Ended September 30, 2007	Three Months Ended September 30, 2006	Nine Months Ended September 30, 2007	Nine Months Ended September 30, 2006	Cumulative from Inception (March 25, 2003 through September 30, 2007
Statement of Loss and Deficit
Total Expenses	$4,474,567	$1,996,386	$11,173,277	$4,983,673	$20,059,735
Net loss	$(3,929,955)	$(1,945,622)	$(9,652,523)	$(4,880,486)	$(17,482,170)
Loss per Share-basic and diluted	$(0.06)	$(0.04)	$(0.15)	$(0.12)	N/A
Balance Sheet Data	As at September 30, 2007	As at September 30, 2006	As at September 30, 2007	As at September 30, 2006	As at September 30, 2007
Total Assets	$61,598,554	$33,324,257	$61,598,554	$33,324,257	$61,598,554
Total Long-Term Debt	$-	$-	$-	$-	$-
Total Liabilities	$15,945,831	$9,781,909	$15,945,831	$9,781,909	$15,945,831
Total Shareholders’ Equity	$45,652,723	$23,542,348	$45,652,723	$23,542,348	$45,652,723

Management’s Discussion and Analysis

The following discussion and analysis should be read in conjunction with our unaudited interim consolidated financial statements for the three and nine months ended September 30, 2007 and September 30, 2006 and the accompanying notes thereto.

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

On November 12, 2007 we entered into a $1,500,000 promissory note between our President and Chief Executive Officer. The loan, collateralized by the Company’s investment in RNC, is due and payable upon closing of an equity financing, but in no case later than December 31, 2007 upon repayment a $22,500 fee is payable to the note holders. The note bears interest at 10 % per annum with monthly interest payments commencing November 30, 2007.

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

iv)  Caramanta Project - Concession 668-17

On August 27, 2007 we entered into an agreement with an unrelated party that provides us with an option to acquire 100% of concession No. 668-17 in the Caramanta region. Over a twenty-four month period the Company has the option to pay a total of $1,200,000 to acquire a 100% interest in the property. At September 30, 2007 the Company has expended an initial $150,000 for a 12.5% interest. We plan to explore the region to determine if it is desirable to continue to acquire the remaining 87.5% interest. Should we decide not to continue with the project, we are not obligated to make any further payments.

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

On December 14, 2006, the parties executed a Second Amendment to the Stock Purchase Agreement (the “Second Amendment”) in order to revise the consideration required to exercise our option to acquire the remaining 25% of the issued and outstanding stock of RNC. Subject to the revised terms set forth in the Second Amendment, we had the option to acquire an additional 15% interest in RNC, in exchange for the issuance of 4,000,000 common shares to Investcol. In connection with the execution of the Second Amendment, we exercised our option, resulting in us acquiring an additional 15% of RNC in exchange for us issuing 4,000,000 restricted shares of our common stock valued at $5,120,000 in the fourth quarter of fiscal 2006, bringing our total ownership to 90%. The revised terms set forth in the Second Amendment provided us with the option to acquire the remaining 10% of RNC until May 1, 2009 in exchange for a purchase price of $15,000,000. The purchase price could be made in either cash, shares of our common stock, or any combination thereof.

On August 24, 2007 the parties executed the Third Amendment to the Stock Purchase Agreement ( the “Third Amendment”) in order to revise the consideration required to exercise our option to acquire the remaining 10% of the issued and outstanding stock of RNC to a cash payment of $300,000 and the issuance of 3,000,000 shares of our common stock. In connection with the execution of the Third Amendment, we exercised in the third quarter of fiscal 2007 our option to acquire the additional and final 10% interest in RNC. As consideration for the acquisition of the final 10% interest of RNC, we paid Investcol $300,000 and issued to Investcol 3,000,000 shares of our common stock.

(C ) The Kedahda Properties

On August 30, 2006 we purchased, through certain mining exploration properties in the Republic of Colombia, and the related geochemical and other proprietary geological data from a wholly owned subsidiary of Anglo Gold Ashanti, Sociedad Kedahda, S.A., for $500,000 cash consideration.

 Results of Operations - Third Quarter 2007 and Year-To-Date Compared With Third Quarter and Year-To-Date 2006.

For the three months ended September 30, 2007, we incurred a net loss of $3,929,955 (2006 -$1,945,622). We generated interest income of $5,062 for the three months ended September 30, 2007 (2006-$50,764). The primary contributors to our net loss for the three months ended September 30, 2007 were mineral property exploration expenses of $2,457,274 (of which $216,426 relates to non-cash stock-based compensation expenses) and general and administrative expenses of $1,607,307 (of which $532,545 relates to non-cash stock based compensation expenses), along with a foreign exchange losses of $371,964.

For the comparative period, the primary contributors to our net loss were mineral property exploration expenses of $1,074,629 (of which $39,639 relates to non-cash stock-based compensation expenses) and general and administrative expenses of $848,836, of which $560,829 relates to non-cash stock-based compensation expenses) along with foreign exchange losses of $70,862.

Our exploration activities typically involve the following activities and expenditures:

i)
The acquisition of mineral concessions: To September 30, 2007 this has consisted primarily of payments for the assignment contracts and subsequent full legal titles associated with the Caramanta project, the acquisition of the Marmato project via our purchases of RNC (Colombia), and the purchase of the Kedahda properties. The concessions we acquire typically exclusively grant to the concessionaire the faculty to carry out within the given area, the studies, works and installations necessary in order to establish the existence of the minerals, and to exploit them according to the principles, rules and criteria belonging to the accepted techniques of geology and mining engineering. During the three and nine months ended September 30, 2007, we expended a total of $4,710,000 on the acquisition of mineral concessions.

ii)
The acquisition of mineral and exploration rights from existing Colombian titleholders. This typically involves staged payments to affected landholders and related stakeholders. The procedure for payment is normally a payment of 25% of the total negotiated purchase price on signing, 25% of the total negotiated purchase price when all documentation has been submitted to the local mining department, and the final 50% payment when the mining claim has been registered in our name. Satisfactory resolution of local landowner or relative concerns is essential to the eventual development and operation of modern gold mines on the Marmato project. As at September 30, 2007, we have reached agreements with the titleholders to secure 99 titles deemed desirable in our business plan (June 30, 2007 - 97), with 73 titles registered in the Company’s name (June 30, 2007: 40). During the three months ended September 30, 2007, we expended a total of $1,670,416 on mineral and exploration rights (nine months ended September 30, 2007 - $6,862,309) and have obligations at September 30, 2007 to make payments of $2,901,468 pursuant to amounts owing under our purchase agreements; and

iii)
The exploration of acquired mineral properties and related activities. This typically involves the payment of salaries, wages, and other exploration costs in the host country directly attributable to field activities furthering our mineral concessions and rights. During the three months ended September 30, 2007, we expended a total of $2,240,849 on the exploration of acquired mineral properties (nine months ended September 30, 2007 - $4,813,541).

As a result of our fiscal 2007 efforts to explore and evaluate the Marmato Region, our mineral property exploration expenses increased significantly for the three months ended September 30, 2007 to $2,457,274 (including $216,426 in stock-based compensation) from $1,074,629 (including $39,639 in stock-based compensation ) for the three months ended September 30, 2006. For the nine months ended September 30, 2007 our mineral property exploration expenses increased to $5,489,878 (including $676,337 in stock-based compensation) from $2,187,686 (including $176,199 in stock-based compensation) for the nine months ended September 30, 2006.

General and administrative expenses also increased in the third quarter of fiscal 2007, to $1,607,307 for the three months ended September 30, 2007 from $848,836 for the three months ended September 30, 2006, reflecting our continued transition from a start-up enterprise to a company with an active exploration program and infrastructure sufficient to support field activities. Another significant component of general and administrative expenses in the third quarter of fiscal 2007 was allocated stock based compensation, which totaled $532,545 compared to $560,829 in the third quarter of fiscal 2006. The remainder of the Company’s third quarter 2007 general and administrative expenses consisted primarily of consulting fees paid to directors, officers, and shareholders, and expenses related to accounting, legal, investor relations, and expenses associated with Sarbanes Oxley and other regulatory compliance. As well, in the third quarter of fiscal 2007 the Company incurred $371,964 in foreign exchange losses on the translation of foreign currency denominated monetary assets and liabilities. The majority of the Company’s accounts payable accrued liabilities, and deferred income taxes in Caldas and Gavilan are denominated Colombian pesos and are impacted by fluctuations in foreign currency rates.

The increase in our other operating expenses in the third quarter of fiscal 2007, primarily amortization expenses, related to the amortization of office equipment, computers, and vehicles. For the three months ended September 30, 2007, we incurred a loss from operations of $4,469,505 (2006- $1,945,622), and recorded a deferred income tax recovery of $539,550 related to deductible temporary differences associated with our Colombian subsidiaries, resulting in a net loss of $3,929,955.

For the nine months ended September 30, 2007 we incurred a net loss of $9,652,523 compared to $4,880,486 for the nine months ended September 30, 2006. The primary contributors to our year-to-date fiscal 2007 loss were $5,489,878 in mineral property exploration expenses, $4,298,618 in general and administrative expenses, foreign exchange losses of $1,307,180 and amortization of $77,601. We generated $18,594 in interest income during the first nine months of fiscal 2007 and recorded a deferred income tax recovery of $1,502,160 related to deductible temporary differences associated with our Colombian subsidiaries, for a net loss of $9,652,523.

During the third quarter of fiscal 2007, we used cash of $2,658,452 in operations (2006- generated cash of $254,135). The majority of our operating cash requirements consisted of exploration costs incurred in our Colombian operations, and consulting fees, travel expenses, and audit and legal fees related to regulatory compliance. During the third quarter of fiscal 2007, we issued common shares and share purchase warrants for net proceeds of $10,493,810 and repaid $3,500,000 in short-term bridge loans. During the third quarter of fiscal 2007, we expended $676,538 on the purchase of capital assets and $4,195,886 funding the acquisition of mineral exploration rights, resulting in a net cash decrease of $537,066 for the three months ended September 30, 2007. Year-to-date, we have used $7,398,481 in operations, raised a net $19,010,110 from debt and equity issuances, and used $10,569,619 in investing activities, resulting in a net increase in cash year-to-date of $1,042,010.

As at September 30, 2007, we held cash and cash equivalents of $1,924,923. Our working capital deficiency of $1,471,640 consisted of i) Cash and cash equivalents of $1,924,923; ii) Prepaid expenses and deposits of $711,861, consisting primarily of advances for mineral and exploration rights and prepaid Marmato exploration expenditures; iii) Prepaid consulting fees of $499,850, reflecting the current portion of unamortized stock-based compensation associated with direct stock awards; and iv) current liabilities of $4,608,274, consisting primarily of amounts owing to Marmato titleholders under our mineral and exploration rights purchase agreements (at September 30, 2007 $2,901,468 is owing pursuant to these agreements) with the balance associated with general corporate payables;

Results of Operations - Third Quarter and Year-To-Date 2006 Compared With Third Quarter and Year-To-Date 2005

We incurred a net loss of $1,945,622 in the three months ended September 30, 2006, as compared to a net loss of $339,225 in the three months ended September 30, 2005.

We incurred operating expenses of $1,996,386 for the three month period ended September 30, 2006, compared to operating expenses of $339,225 for the same three month period in the prior year. We incurred operating expenses of $4,983,673 for the nine month period ended September 30, 2005. The increase in our operating expenses for the three and nine months ended September 30, 2006, when compared to the same reporting period in the prior year, is attributable to expenditures relating to mineral property exploration operations under our new business plan and stock based compensation. Our expenses for the three months ended September 30, 2006 consisted primarily of mineral property rights and exploration expenses in the amount of $1,074,629 (including stock-based compensation of $39,639), and general and administrative expenses in the amount of $2,187,686 (including stock-based compensation of $560,829).

We generated interest income of $50,764 for the three months ended September 30, 2006 and $103,187 for the nine months ended September 30, 2006, but did not generate any revenue during the reporting period from our current mining operations.

We did not generate any revenue during the three months ended June 30, 2005. During the nine months ended June 30, 2005, we generated $108,760 from our prior business plan which was discontinued in the first quarter of 2005 to pursue the acquisition and development of mining properties. We incurred a loss of $4,880,486 during the nine months ended September 30, 2006 compared to a net loss of $339,225 in our comparative fiscal 2005 period. The increased net loss is attributable to increased expenditures related to mineral property exploration operations under our new business plan and stock-based compensation expenses.

Liquidity and Capital Resources

Our cash and working capital positions as at the dates indicated were as follows:

	September 30, 2007	December 31, 2006
Cash and cash equivalents	$1,924,923	$882,913
Working capital deficiency	$1,471,640	$4,978,411

We have historically relied on equity capital to fund our operations and mineral property acquisition and exploration activities. For the cumulative period March 25, 2003 to September 30, 2007, we have raised $32.8 million from the issuance of shares of our common stock, share purchase warrants, and short-term bridge loans (net of repayments) and used $30.9 million to fund operations and mineral property acquisition and exploration activities, leaving cash and cash equivalents of $1.9 million at September 30, 2007 and a working capital deficiency of $1.5 million.

In order to continue to advance our operations while we source additional equity financing, on June 12, 2007 we entered into a $3,500,000 promissory note with our President, a shareholder, and a company controlled by these individuals. The short-term bridge loan, secured by our investment in RNC was due and payable upon closing of a planned equity financing, but in no case later than August 15, 2007. Upon repayment, a $52,500 loan origination fee was payable to the note holders. The note accrued interest at 10% per annum, with monthly interest payments commencing June 30, 2007. The note, including accrued interest and loan origination fees of $134,480 was repaid during the third quarter of 2007.

Based upon our current financial condition, we anticipate that the current cash on hand is insufficient to operate our business through the end of the current fiscal year, as the Company’s cash resources at September 30, 2007 are expected to be used in operations in October and November of 2007. We intend to fund operations through additional debt and/or equity financing arrangements, which may be insufficient to fund expenditures or other cash requirements. We plan to seek additional financing in private and/or public equity offerings to secure funding for our operations. There can be no assurance that we will be successful in raising additional funding. If we are not able to secure additional funding, the implementation of our business plan will be impaired and we may lose our option to purchase certain mining and mineral rights. There can be no assurance that such additional financing will be available to us on acceptable terms or at all.

On August 14, 2007 we completed a private equity offering of 8,483,000 units at $1.40 CDN per unit to a total of 24 investors. Each unit consists of one share of our common stock and one-half Warrant (the “Warrant”) for a total of 8,483,000 common shares and 4,241,500 Warrants issued. The total gross proceeds raised was $11,876,200 CDN. Each Warrant is exercisable for one common share at an exercise price of $1.85 CDN and the Warrants are exercisable for 12 months following the closing of the offering. The Warrant also requires the holder to exercise, upon notice from the Company, in the event that during any fifteen consecutive trading days, the common stock of the Company closes at or above $2.25 CDN on a recognized North American stock exchange.

In connection with this private equity offering, we paid as a commission $712,572 CDN and issued additional warrants (the “Agent’s Warrants”) to purchase 508,980 shares of our common stock, with each Agent’s Warrant exercisable at a price of $1.40 CDN for a period of thirty-six months from the date of issuance.

Pursuant to the terms of the private placement, the Company was obligated to file a Registration Statement with the Securities and Exchange Commission (SEC) to register the common shares and common shares underlying the Warrants. On October 3, 2007 the SEC declared the Company’s registration statement effective.

In order to finance continuing operations and make payments related to the acquisition of identified properties and the exercise of our rights to the remaining options we hold, additional funding from external sources will be required.

On November 12, 2007 we entered into a $1,500,000 promissory note between our President and Chief Executive Officer. The loan, collateralized by the Company’s investment in RNC, is due and payable upon closing of an equity financing, but in no case later than. December 31, 2007 upon repayment a $22,500 fee is payable to the note holders. The note bears interest at 10 % per annum with monthly interest payments commencing November 30, 2007.

Off-balance sheet arrangements, Commitments, and Contingencies

i)  Mineral Property Purchase Obligations

In the normal course of business we enter into agreements with existing titleholders to acquire mineral and exploration rights. Upon signing, typically 25% of the negotiated purchase price is due and payable with an additional 25% due when all required documentation has been submitted to the local mining department and the final 50% due when the mining claim has been successfully transferred and registered in the Company’s name. Our accounting policy is to record the full contractual obligation associated with the agreements as a current liability upon signing. The timing and magnitude of repayment of these obligations will vary between periods and therefore our cash outflows related to these obligations will also vary.

ii)  Caramanta Project

Pursuant to an option agreement to purchase concession No. 668-17 in the Caramanta region, provided we determine it in the best interest of the Company to continue exploration, the contract specifies the following scheduled payments required to obtain a 100% interest in the project: Fiscal 2008 - $325,000; Fiscal 2009 - $725,000. We intend to continue exploration of the project and accordingly determining whether we will continue to make scheduled payments towards acquiring a 100% interest. In the event we chose not to continue the project, no further payments are required.

iii)  Other Obligations

In the normal course of business we enter into purchase commitments to acquire drilling and other equipment to advance our exploration activities. As at September 30, 2007 we have outstanding purchase commitments of $200,000 to purchase drilling equipment that we have not yet received.

Contractual obligations

We have a two-year employment contract with Mr. J. Randall Martin, our Chief Executive Officer and Vice Chairman. Under the contract, Mr. Martin is entitled to receive a monthly compensation of $20,000, and is eligible to participate in our share compensation arrangements. In addition, Mr. Martin is entitled to reimbursement of all reasonable out-of-pocket expenses incurred in the performance of his duties. If, Mr. Martin’s contract is terminated without cause, he is entitled receive a lump sum equal to 12 months monthly compensation and accelerated vesting of his options. Under the contract, Mr. Martin has disclaimed any rights to all intellectual property created by him or jointly with others while with us. In addition, following termination of the contract, Mr. Martin will be subject to a one-year non-competition covenant.

We have a two-year employment contract with Mr. James Kopperson, our Chief Financial Officer. Under the contract, Mr. Kopperson is entitled to receive a monthly compensation of CDN $17,500, and is eligible to participate in our share compensation arrangements. In addition, Mr. Kopperson is entitled to reimbursement of all reasonable out-of-pocket expenses incurred in the performance of his duties. If, Mr. Kopperson’s contract is terminated without cause, he is entitled receive a lump sum equal to 12 months monthly compensation and accelerated vesting of his options. Under the contract, Mr. Kopperson has disclaimed any rights to all intellectual property created by him or jointly with others while with us. In addition, following termination of the contract, Mr. Kopperson will be subject to a one-year non-competition covenant.

We have a two-year consulting contract with Dr. Stewart Redwood our VP of Exploration. Under the contract, Dr. Redwood is entitled to receive compensation at the rate of $1,000 per day and is eligible to participate in our share compensation arrangements. In addition, he is entitled to reimbursement of all reasonable out-of-pocket expenses incurred in the performance of his duties. We also granted Dr. Redwood 500,000 restricted shares in the first quarter fiscal 2007. Should Dr. Redwood’s contract with us be terminated with cause or by his resignation before the period of two years has elapsed, he is required to return pro rata portion of the shares based on the time remaining on the contract.

On November 12, 2007 we entered into a two-year employment contract with Mr. Thomas Lough, our President. Mr. Lough is also the President and a director of Investcol Limited. We purchased our 100% interest in RNC from Investcol. Under the contract, Mr. Lough is entitled to receive a monthly compensation of CDN $15,000. In addition Mr. Lough is entitled to reimbursements of all reasonable out-of-pocket expenses incurred in the performance of his duties. If Mr. Lough’s contact is terminated without cause, he is entitled to recover a lump sum equal to 12 months monthly compensation and accelerated vesting of his options. Under the contract, Mr. Lough has disclaimed any rights to all intellectual property created by him or jointly with others while with us. In addition, following termination of the contract, Mr. Lough will be subject to a one-year non-competition covenant.

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

Risks and Uncertainties

An investment in our common stock involves a high degree of risk. You should carefully consider the risks described below and the other information in the prospectus and amendments thereto we filed in connection with our recent private placements (available on www.sec.gov.com) before investing in our common stock. If any of the following risks occur, our business, operating results and financial condition could be seriously harmed.

Going Concern

We have incurred a net loss of $17.5 million for the period from our inception on March 25, 2003 to September 30, 2007. As of September 30, 2007, we had a working capital deficiency of $1.5 million. We presently are not generating any revenue and do not anticipate that we will generate any revenue from operations in the near future. Our estimate of our project cost to feasibility is $35.0 million. We estimate that a minimum of $20.0 million will be required over the next twelve to eighteen months to complete the initial phase of drilling at Marmato as well as cover our administration and property purchases costs. Pending the results of our initial drill program, an additional $50 million will be required to complete the Marmato feasibility study, including an additional drilling at Marmato, and Caramanta.

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

Limited Operating History

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

Title Risk

We do not maintain insurance against title. Title on mineral properties and mining rights involves certain inherent risks due to the difficulties of determining the validity of certain claims as well as the potential for problems arising from the frequently ambiguous conveyance history characteristic of many mining properties. Currently, we are in the process of investigating the title of mineral concessions for which we hold either directly or through our equity interest in RNC. We cannot give any assurance that title to such properties will not be challenged or impugned and cannot be certain that we will have or acquire valid title to these mining properties. For example, there is a risk that the Colombian government may in the future grant additional titles in excess of the Company’s expectations to currently illegal miners. Furthermore, although the Company believes that mechanisms exist to integrate the titles of legal mineral properties currently not owned by the Company, there is a risk that this process could be time consuming and costly. As the Company begins the processes of integration, the Costs of acquiring the remaining properties and associated surface rights could rise significantly or become cost prohibitive. Furthemore, the risk exists that one or more of the remaining titleholders could delay the integration process through administrative avenues. The possibility also exists that title to existing properties or future prospective properties may be lost due to an omission in the claim of title. As a result, any claims against us may result in liabilities or costs we will not be able to afford or significant delays resulting in the failure of our business.

Town Relocation Risk

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

Political and Economic Uncertainties

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

Government Regulation and Environmental Risks

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

Competition

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

Commodity Fluctuations

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

Production Risks

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

Dependence on Key Management

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

Dependence on a Single Exploration Region

The Company is currently dependent upon one principal mineral exploration region, that being the Marmato Mountain Gold District is Colombia. The Marmato Mountain Gold District may never develop into commercially viable ore bodies, which would have a materially adverse affect on the Company’s potential mineral resource production, profitability, financial performance and results of operations.

Exploration and Mining Risks

The business of exploring for minerals and mining involves a high degree of risk.Only a small proportion of the properties that are explored are ultimately developed into producing mines. At present, of our properties have proven or probable reserves and the proposed programs are an exploratory search for proven or probable reserves. The mining areas presently being assessed by us may not contain economically recoverable volumes of minerals or metals. Our operations may be disrupted by a variety of risks and hazards which are beyond our control, including fires, power outages, labor disruptions, flooding, explosions, cave-ins, land slides and the inability to obtain suitable or adequate machinery, equipment or labor and other risks involved in the operation of mines and the conduct of exploration programs. We have relied and may continue to rely, upon consultants and others for operating expertise. Should economically recoverable volumes of minerals or metal be found, substantial expenditures are required to establish reserves through drilling, to develop metallurgical processes, to develop the mining and processing facilities and infrastructure at any site chosen for mining. Although substantial benefits may be derived from the discovery of a major mineralized deposit, no assurance can be given that minerals will be discovered in sufficient quantities or having sufficient grade to justify commercial operations or that funds required for development can be obtained on a timely basis. The economics of developing gold and other mineral properties is affected by many factors including the cost of operations, variations of the grade of ore mined, fluctuations in the price of gold or other minerals produced, costs of processing equipment and such other factors as price of gold or other minerals produced, costs of processing equipment and such other factors as government regulations, including regulations relating to royalties, allowable production, importing and exporting of minerals and environmental protection. In addition, the grade of mineralization ultimately mined may differ from that indicated by drilling results and such differences could be material. Short term factors, such as the need for orderly development of ore bodies or the processing of new or different grades, may have an adverse effect on mining operations and on the results of operations. There can be no assurance that minerals recovered in small scale laboratory tests will be duplicated in large scale tests under on-site conditions or in production scale operations. Material changes in geological resources, grades, stripping ratios or recovery rates may affect the economic viability of projects. Depending on the price of gold or other minerals produced, which have fluctuated widely in the past, we may determine that it is impractical to commence or continue commercial production.

Risks Inherent in Estimating Mineral Resources and Production

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

Reliance on Third Parties for Technical Services

We rely on a number of third parties to advance our projects and for certain technical and operational assistance. For example, we utilize third parties to assist us with confirming our historic resource estimates and preparing a feasibility study, as well as related metallurgical testing, geotechnical support, and environmental baseline studies. Furthermore, similar to other Companies in our industry, we utilize independent assay labs extensively in the normal course of our operations. In the event that the services of any of these third-parties are unavailable to the Company on a timely basis, we may experience delays towards our stated objective of completing a feasibility study and our business could be adversely affected.

Conflicts of Interest

The Company’s directors and officers may serve as directors or officers of other companies or have significant shareholdings in other resource companies and, to the extent that such other companies may participate in ventures in which the Company may participate, the directors of the Company may have a conflict of interest in negotiating and concluding terms respecting the extent of such participation. In the event that such a conflict of interest arises at a meeting of the Company’s directors, a director who has such a conflict will abstain from voting for or against the approval of such participation or such terms. In accordance with the laws of the State of Delaware, the directors of the Company are required to act honestly, in good faith and in the best interests of the Company. In determining whether or not the Company will participate in a particular program and the interest therein to be acquired by it, the directors will primarily consider the degree of risk to which the Company may be exposed and its financial position at that time.

Repatriation of Earnings

Currently there are no restrictions on the repatriation from Colombia of earnings to foreign entities. However, there can be no assurance that restrictions on repatriations of earnings from Colombia will not be imposed in the future.

Currency Fluctuations

The Company’s operations in Colombia make it subject to foreign currency fluctuations and such fluctuations may materially affect the Company’s financial position and results. We report our financial results in U.S. dollars and incur expenses in U. S. dollars, Canadian dollars, and Colombian pesos. As the exchange rate between the Canadian dollar and Colombian peso fluctuates against the U.S. dollar, we will experience foreign exchange gains and losses. We do not hedge any of our foreign currency exposures.

Enforcement of Civil Liabilities

Substantially all of the assets of the Company are located outside of the Unites States, and certain of the directors and officers of the Company are resident outside of the United States. As a result, it may be difficult or impossible to enforce judgments granted by a court in the United States against the assets of the Company or the directors and officers of the Company residing outside of the United States.

Internal Controls

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

Sarbanes Oxley

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

Recently Issued Accounting Standards

The FASB has issued FIN 48, which prescribes rules on the accounting for uncertainty in income tax positions. FIN 48 requires all material tax positions to undergo a new two-step recognition and measurement process. All material tax positions in all jurisdictions in all tax years in which the statute of limitations remains open upon the initial date of adoption are required to be assessed. In order to recognize a tax asset it must be more likely than not a tax position will be sustained upon examination based solely on its technical merits. If the recognition standard is not satisfied, then no tax benefit otherwise arising from the tax position can be recorded for financial statement purposes. If the recognition standard is satisfied, the amount of tax benefit recorded for financial statement purposes will be the largest amount of tax benefit with a greater than 50% likelihood of being realized upon ultimate settlement with a taxing authority. The adoption of FIN 48 did not have a material impact on our financial position, results of the operations, or cash flows for the three and nine months ended September 30, 2007.

Share Data

At October 31, 2007, we have 77,299,849 common shares outstanding. In addition, we have outstanding:

i) 4,277,500 stock options, each of which is exercisable into one common share; and
ii) 12,182,386 common share purchase warrants, each of which is exercisable into one common share.

Fiscal 2007 Exploration Activities and Outlook

Marmato Project

We have been working on the Marmato Mountain Development Project since 2005. The main focus of work since then has been to negotiate the purchase the numerous small mines that compromise the Zona Alta (Upper Zone) portion of the mountain. In 2007 we began technical studies to carry out a scoping targeted for completion in the first quarter of 2008 and the commencement of a feasibility study thereafter.

Resource Estimates

The Zona Alta has a historical resource estimate made by a previous explorer in 1998 of 5.3 million ounces of gold at a cutoff grade of 0.50 g/t. This comprises 56 million tonnes at an average grade of 1.06 grammes per tonne gold for a total of 1.9 million ounces gold in the “inferred resource” category, and a further 99 million tonnes at an average grade of 1.07 grammes per tonnes gold for a total of 3.4 million ounces in the “mineral potential” category. The historical resource was reviewed by Micon International Limited, a leading international engineering and geological services firm. Micon concluded because the original database and the report appendices were unable to be reviewed and verified, the 1998 resource estimate should be regarded as a historical resource to be used for information purposes only and only as an indication of the project’s potential.

Micon International Limited was engaged to carry out an inferred resource estimate based on our new drilling and underground sampling, as described below. This is targeted for completion in early 208, with additional drilling to upgrade this estimate thereafter.

Drilling and Underground Sampling

Our initial exploration program comprises 8,000 meters of diamond drilling plus a comprehensive program of channel sampling of underground mines.

Diamond drilling started with one drill rig. By the end of the third quarter of fiscal 2007, a total of 5,646 meters of drilling in 31 holes with depths ranging from 110 to 430 meters had been completed. At the date of this MD&A, the total amount drilled was approximately 7,200 meters in 34 holes.

As at September 30, 2007 we have purchased three portable diamond drills, one of which had arrived and was operational at quarter-end. We also have three drills supplied by third-party contractors on site and operational for a total of four drills in operation.

The underground channel sampling program at Marmato continued during the third quarter. The program comprises continuous saw-cut channel samples from all cross-cuts, mine faces and at regular intervals along the backs in the numerous artisanal mines in the Zona Alta. This is being carried out in conjunction with detailed surveying of the mine portals by differential global positioning system instrument and detailed surveying of the underground mines by total station survey instruments. This will enable a three-dimensional model of the mines and veins to be constructed. A program of mine maintenance and rehabilitation is also being carried out for access for surveying and sampling. In addition, we also carried out research into historical gold production at Marmato.

We have recently been experiencing significant delays in receiving assay results and check assay results from our third party analytical laboratories and as a result we are at present unable to release our updated drilling results. We will be working with these laboratories in the fourth quarter to determine the cause of their delays and will be encouraging them to provide us more timely service. While we expect that we will be able to address these delays either with our current supplier or alternatively make arrangements with different suppliers, there exists a risk that further delays may negatively impact our planned timeline for completing a resource estimate.

Metallurgy

SGS Lakefield Research Limited of Lakefield, Ontario has been contracted by us to carry out preliminary scoping metallurgy test work to develop a process flow sheet for our Scoping Study. Work continued through the third quarter.

Geotechnical Studies

Golder Associates Ltd. of Mississagua, Ontario have been contracted by us to carry out geotechnical data collection and interpretation for open pit design, and to make a preliminary selection and evaluation of sites for waste rock and tailings disposal. This will form part of the Scoping Study. Geotechnical logs are being made of the drill core by our geologists and Golders will use this and other data to carry out data analysis and pit slope determination at a scoping study level. These studies continued during the third quarter.

Environmental Studies

An Environmental Baseline Study was started in October 2006 by LHC Consultores Ambientales of Colombia. The study will give a full year of environmental data for incorporation on the Scoping Study. The study will form the basis for our future environmental permits and our Social and Environmental Impact Statement (EIS). We believe that we have no current environmental liability for past practices of others and we have received approval for drilling from Corpocaldas under an approved Environmental Management Plan. Nevertheless, we intend to meet or exceed modern global standards of environmental stewardship in the preparation of the Baseline study and subsequent EIS.

Knight Piesold and Company of Denver, Colorado have been contracted to carry out validation of environmental data collection and management and a social impact study, including independent supervision of the baseline study being carried out by LHC., SGS Lakefield has been contracted by us to carry out a preliminary and rock drainage study (ARD) on tailings and waste rock.

Scoping Study

We have contracted Micon International Limited to carry out a Scoping Study and preliminary evaluation assessment of Marmato, with completion targeted for early 2008.

Caramanta Project

We currently control in excess of 32,000 hectares of exploration licenses in the Caramanta project through ownership, options and applications. These surround the Marmato Mountain Development Project and our objective is to acquire additional licenses to consolidate the district. We believe that there is good potential for discovery of additional gold deposits in the Marmato District in a cluster of targets surrounding our core Marmato Mountain Development Project. Reconnaissance surface exploration work on the Caramanta project comprising rock sampling and geological mapping was completed in the third quarter, following up on anomdies identified by stream sediment sampling. In the third quarter we announced the discovery of five large, distinct gold targets in the area surrounding Marmato. These targets are based on gold anomdies on surface rock and soil samples. Additional surface sampling and geological mapping is being undertaken and the results of these programs will be used to define drill targets.

Item 3. Controls and Procedures

We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of September 30, 2007. This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer, Mr. J. Randall Martin, and our Chief Financial Officer, Mr. James Kopperson. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2007, our disclosure controls and procedures are effective. There have been no changes in our internal controls over financial reporting during the quarter ended September 30, 2007.

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act are recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

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

On August 14, 2007, we completed a private equity offering of 8,483,000 Units at $1.40 CDN per Unit to a total of 24 investors. Each Unit consists of one share of common stock and one-half warrant (“the Warrant”) to purchase one share of our common stock, exercisable for twelve months from the closing of the offering. The exercise price of the warrant is $1.85 CDN. The Warrant requires the holder, upon notice from the Company, to exercise in the event that during any fifteen consecutive trading days, the common stock of the Company closes at or above $2.25 CDN on a recognized North American stock exchange. We completed this offering pursuant to Regulation S of the Securities Act. Each investor represented to us that he was a non-US person as defined in Regulation S. We did not engage in a distribution of this offering in the United States. Each investor represented his intention to acquire the securities for investment only and not with a view toward distribution. We requested our stock transfer agent to affix appropriate legends to the stock certificate issued to each investor in accordance with Regulation S and the transfer agent affixed the appropriate legends. Each investor was given adequate access to sufficient information about us to make an informed investment decision. We issued 508,980 warrants to our agents in connection with this transaction, each Agent’s Warrant exercisable for one common stock at an exercise price of $1.40 CDN for a period of 36 months.

On August 1, 2007 we issued 150,000 options to purchase our common stock to certain consultants in exchange for services rendered. On October 1, 2007 we issued 150,000 options to purchase our common stock to a consultant in exchange for services rendered and on November 8, 2007 the Board of Directors approved the issuance of 1,850,000 options to purchase our common stock to directors, officers, and employees of the company.

Item 3.     Defaults upon Senior Securities

None

Item 4.     Submission of Matters to a Vote of Security Holders

On August 17, 2007, we held the annual meeting of our security holders. The meeting was called for the purpose of electing directors, confirming the appointment of Pricewaterhouse Coopers LLP as the Company’s independent certified public accountant for the fiscal year ended December 31, 2007, and approving amendments to the Colombia Goldfields Ltd. 2006 Stock Incentive Plan. The total number of shares of common stock outstanding on the record date, July 9, 2007, was 65,816,849 shares. The number of votes represented at the meeting was 35,105,067 shares, or 53.3% of the shares eligible to vote.

The following individuals were elected as directors with the votes being as follows:

Nominee	Votes Cast For	Votes Cast Against	Votes Withheld

J. Randall Martin	34,995,181	0	109,886
Thomas Ernest McGrail	34,995,181	0	109,886
David Bikerman	34,995,181	0	109,886
Terry Lyons	34,994,881	300	109,886
James Verraster	34,994,881	300	109,886
Edward Flood	34,994,881	300	109,886
Jonathan Berg	34,994,881	300	109,886

The appointment of Pricewaterhouse Coopers LLP as the Company’s independent certified public accountant for the fiscal year ended December 31, 2007 was confirmed, with the votes cast being as follows:

Votes Cast For	Votes Cast Against	Votes Withheld
35,008,615	93,952	2,500

With respect to the approval of amendments to the Colombia Goldfields Ltd. 2006 Stock Incentive Plan, votes were cast for confirmation as follows:

Votes Cast For	Votes Cast Against	Votes Withheld
17,210,685	78,742	26,800

No other matters were acted upon by our security holders at our annual meeting. 17,788,840 common shares were broker non-votes.

Item 5.     Other Information
On November 12, 2007, we entered into an employment agreement with Mr. Thomas Lough, our President. See “Item 2. Plan of Operation - Contractual obligations”.

On November 8, 2007, our Board of Directors adopted a resolution amending the Company’s bylaws. The amendment set the quorum requirement for shareholder meetings at one-third (previously one-half) of the voting power of the issued and outstanding shares. The text of the amendment is attached hereto as Exhibit 3.1.

Item 6.      Exhibits

Exhibit Number	Description
3.1	Amendment to the By-Laws
10.1	Employment Agreement dated November 12, 2007, and effective October 15, 2007, between Thomas Lough and the Company
31.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

In accordance with the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Colombia Goldfields Ltd.
Date:	November 13, 2007
By:	/s/ J. Randall Martin J. Randall Martin
Title:	Chief Executive Officer and Vice Chairman

Date:	November 13, 2007
By:	/s/ James Kopperson James Kopperson
Title:	Chief Financial Officer