Form 10KSB
period 2007-12-31
COLOMBIA GOLDFIELDS LTD
filed 2008-03-20
CIK 1223663

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-KSB

☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2007

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
For the transition period from _________ to ________

Commission file number 000-51013

Colombia Goldfields Ltd.
(Name of small business issuer in its charter)

Delaware	76-0730088
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

#208-8 King Street East, Toronto, Ontario Canada	M5C 1B5
(Address of principal executive offices)	(Zip Code)

Issuer's telephone number: (416) 361-9640

Securities registered under Section 12(b) of the Exchange Act:

Title of each class	Name of each exchange on which registered
None	Not Applicable

Securities registered under Section 12(g) of the Exchange Act:

Common Stock, par value $0.00001
(Title of class)

Check whether the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act. ☐

Note—Checking the box above will not relieve any registrant required to file reports pursuant to Section 13 or 15(d) of the Exchange Act from their obligations under those Sections.

Check whether the Issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

State issuer's revenue for its most recent fiscal year. $0

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days. (See definition of affiliate in Rule 12b-2 of the Exchange Act.)

Note: If determining whether a person is an affiliate will involve an unreasonable effort and expense, the issuer may calculate the aggregate market value of the common equity held by non-affiliates on the basis of reasonable assumptions, if the assumptions are stated.

$63,868,571 as of February 29, 2008

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

86,590,075 shares of Common Stock as of February 29, 2008

Transitional Small Business Disclosure Format (Check One): Yes ☐ No ☒

[Company logo]

PART I

Item 1.

Description of Business.

Our Business

We were incorporated under the laws of the State of Nevada, U.S.A., on March 25, 2003 and changed our name from Secure Automated Enterprises, Inc. to Colombia Goldfields Ltd. (“CGL” or the “Company”) on May 13, 2005.  From the date of our incorporation until March 2005, we provided electronic filing services to companies that were required to electronically file reports with the Securities and Exchange Commission (“SEC”). After this time, we reorganized our operations and our current focus is on the acquisition and development of our interests in mining properties located in Western Colombia. On July 31, 2006, our jurisdiction of incorporation was changed to the state of Delaware.

We are an exploration stage company engaged in the acquisition and exploration of mineral resource properties.  The Company's head office is located in Toronto, Canada and its exploration and administrative office is located in the city of Medellín, Colombia.  Our main activity is the exploration and development of the Marmato Mountain Gold District in Western Colombia.  The Marmato Mountain Gold District is located 80 km south of Medellín. We are actively advancing two areas within the Marmato Mountain Gold District. These are Zona Alta of the Marmato Mountain and the Caramanta Exploration Properties. The Caramanta Exploration Properties surround the Marmato Mountain and we are actively securing additional exploration concessions between the two in order to continue to consolidate the district.  We are also endeavoring to acquire Zona Baja of the Marmato Mountain through the planned acquisition of Mineros Nationales S.A. (“Mineros”) and the adjacent Echandia property through the planned acquisition of Colombia Gold PLC (“Colombia Gold”) as described elsewhere in this Annual Report on Form 10-KSB.

Our objective is to define and consolidate a gold district in the Marmato Mountain Region of Western Colombia.  Our main target in this region is the Marmato Mountain, that is divided by Zona Alta (Upper Zone) and Zona Baja (Lower Zone).  We currently own the exploration rights to Zona Alta and are working towards completing the acquisition of 100% of its legally registered property titles and on January 29, 2008, we were declared the successful bidders to acquire Zona Baja through a competitive bid process.  Our ultimate goal is to combine Zona Alta and Zona Baja to create a bulk mineable ore body on the Marmato Mountain and develop additional resources in the surrounding region.

Competitive Business Conditions and Competitive Position

The mineral exploration industry is intensively competitive.  Many of our competitors have greater financial resources than we do. As a result, we may experience difficulty competing with other businesses when conducting mineral exploration activities or in the retention of qualified personnel. No assurances can be given that we will be able to compete effectively.

Patents, Licenses, Trademarks, Franchises, Concessions, Royalty Agreements, or Labor Contracts

We do not own, either legally or beneficially, any patents or trademarks.

Research and Development

We did not incur any research and development expenditures in the fiscal years ended December 31, 2007 or 2006.

Existing and Probable Governmental Regulation

In Colombia, the subsoils are generally owned by the state. The state may authorize private parties to explore and develop mineral deposits under concession contracts. Until 2001, they could also be developed under Exploration and Exploitation Contracts executed with specialized agencies of the state. However, as of 2001, Colombia's New Mining Code only permits concession contracts, which are awarded by a single entity and are subject to a standard set of conditions.

The concession contract grants to a concessionaire the exclusive right to carry out the studies, works and installations necessary within the given area to establish the existence of minerals and to exploit them according to the principles, rules and criteria of the accepted techniques of geology and mining engineering. It also covers the right to install and build the equipment, services and works necessary to efficiently exercise the rights set forth in the Colombian Mining Code. The concession contract will be agreed on for a term that the proponent requests, up to a maximum of thirty years. Such term will start from the date the contract is inscribed at the National Mining Register.

The concession contract has three phases:

1.

Exploration Phase.

a.

Starts once the contract is inscribed in the National Mining Registry (Registro Minero Nacional, RMN).

b.

Valid for 3 years plus a 2 year extension.

c.

Annual property tax.

d.

Requires an annual Environmental Mining Insurance Policy for 5% of the value of the planned exploration expenditure for the year.

e.

Present a mine plan (PTO) and an Environmental Impact Study (EIA) for the next phase.

2.

Construction Phase.

a.

Valid for 3 years plus a 1 year extension.

b.

Annual property tax payments continue as in Exploration Phase.

c.

Requires an annual Environmental Mining Insurance Policy for 5% of the value of the planned investment as defined in the PTO for the year.

d.

Environmental License issued on approval of Environmental Impact Study.

3.

Exploitation Phase.

a.

Valid for 30 years minus the time taken in the exploration and construction phases, which means that it is 21 to 24 years and is renewable for 30 years.

b.

Annual Environmental Mining Insurance Policy required.

c.

No annual property tax.

d.

Pay royalty based on regulations at time of granting of the contract.

We plan to apply for a master mining license, which would include the exploration and mining rights for Zona Alta of the Marmato Mountain, once we have completed the acquisition of the legally registered property titles.

Compliance with Environmental Laws

Our properties are subject to Colombian and local laws and regulations regarding environmental matters, the abstraction of water, and the discharge of mining wastes and materials. Any significant mining operations will have some environmental impact, including land and habitat impact, arising from the use of land for mining and related activities, and certain impact on water resources near the project sites, resulting from water use, rock disposal and drainage run-off. No assurances can be given that such environmental issues will not have a material adverse effect on our operations in the future.

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

Exploration activities require an Environmental Management Plan and a Superficial Water Concession.

We have presented an Environmental Management Plan for drilling to the Departmental authority CORPOCALDAS (Corporación Autónoma Regional de Caldas, or Caldas Regional Autonomous Corporation). This Plan includes a preliminary phase to close down the small mines and mills in the Zona Alta to stop the source of much of the contamination.

Drilling water is taken from the water permit for the Patacon Mill, which was ceded to CGL on purchase of the mill. This permit takes water from the head of three creeks: Cidrera, Candelaria and Cascabel. CGL will also be acquiring other water permits with the purchase of certain mills and mines.  The Company has also applied for a Superficial Water Permit for drilling water from a stream source in Piedra Labrada Creek, which will require an 1,800 m pipe to the drilling area.

We have also started an environmental monitoring program and prepared an Environmental Baseline Study.

Exploitation requires, in addition, an Environmental License, Permit for Springs, Forest Use Permit, Certificate of Vehicular Emissions, Emissions Permit and River Course Occupation Permit.

The Zona Alta has environmental issues due to past and current mining activities including:

  Surface disturbance and degradation, including deforestation.

  Ground instability, collapse and landslides affecting mountain slopes and Marmato town.

  Absence of waste rock dumps and tailings ponds, and dumping of waste rock down mountain slopes and into the Cascabel River, and of tailings into rivers which drain into the Cauca River.

  Contamination of water by mercury, cyanide, acid drainage, heavy metals and solids. In addition, contamination of water by untreated sewage from Marmato town, which has no drainage or treatment system, and by agricultural chemicals and waste from cultivation of coffee, bananas, etc.

  Potential liability of prior operations, which had no waste dumps or tailings pond, and discharges of tailings directly into the Cascabel River, which drains into the Cauca River.

The Colombian and/or local government currently does not, but could in the future, require us to remedy such consequences. The costs of such remediation could be material. Future environmental laws and regulations could impose increased capital or operating costs on us and could restrict the development or operation of any gold mines.

Employees

We have 185 employees, primarily consisting of administrative and technical staff in Colombia. We also retain consultants to assist in operations on an as-needed basis.

Item 2.

Description of Property

Our principal offices are located at #208-8 King Street East, Toronto, Ontario, Canada M5C 1B5.

Our office in Medellín is located at Carrera 34 Nº 5G 86, Medellín, Poblado, Colombia.

The Marmato Mountain

Location & Access

The Marmato Mountain is located in the Department of Caldas, Colombia and is approximately 80 km due south of the city of Medellín, which is the capital of Antioquia. The latitude and longitude for the Marmato Mountain is approximately 5º28'24” N, 75º35'57”W.

The Zona Alta of the Marmato Mountain is located on Cerro El Burro, which is also known unofficially as Alto del Burro, on the west side of the urban centre of Marmato, at Universal Transverse Mercator (UTM) coordinates, Zone 18N 433,493E - 605,232N. The datum used for the UTM coordinates was WGS84 Zone 18N.

The Marmato Mountain is divided into two levels vertically, comprising the Zona Alta and the Zona Baja. This division was made in 1954 and allowed concession contracts to be defined by horizontal levels. The Zona Alta is mined by numerous small miners, and we are in the process of purchasing the individual mineral licenses. We hold our interest in the Marmato project through our 95% owned Colombian subsidiary, Compania Minera de Caldas S.A. (“Caldas”). Caldas holds a number of mineral licenses in the Marmato Zona Alta (Upper Zone) which has an area of 178.9489 ha.

The Marmato Mountain is a three-hour drive from Medellín, via the Medellín to Cali highway, which is part of the Pan American Highway. The route from Medellín is via Itaguí (7 km), Caldas (12 km), Alto de Minas (13 km), Santa Barbara (27 km), La Pintada (26 km), La Guaracha del Rayo (32 km), then via a secondary road to Marmato (8 km, the road is asphalted in the initial part and unsurfaced for the rest).

The topography in the Marmato area is abrupt with a relief of about 1,600 m between the Cauca River at 600 m altitude on the east side of the project and the peaks of the nearby mountains of up to 2,200 m altitude. There is craggy outcrop in the upper parts of the mountain, and large landslides and talus slopes have formed as a result of mining activities. The Marmato veins outcrop on an east-facing mountain slope called Cerro El Burro, with the mineralized area bounded by the El Pantano stream on the north side and the Cascabel stream on the south. The Cauca is a major north-flowing river in a deep valley that separates the Western and Central Cordilleras.

Description of Our Interest in Property

Marmato Moutain – Zona Alta

We acquired an interest in certain mining rights and options to acquire mining rights in the Zona Alta portion of the Marmato Mountain located in Western Colombia as a result of our acquisition of RNC (Colombia) Limited (“RNC”), a Belize corporation.  RNC is the beneficial holder of 95% of the issued and outstanding stock of Caldas, a Colombia corporation that (i) owns certain mining rights and properties, (ii) has options to acquire mining rights and (iii) has exclusive rights to evaluate certain property, all located in the Zona Alta portion of the Marmato Mountain. Under Colombian law, Colombian companies are required to have a minimum of five shareholders.  As a result, the remaining 5% of Caldas is held directly or indirectly by officers and senior management of the Company.

As at December 31, 2007, the Zona Alta of Marmato Mountain in Colombia hosts approximately 275 small mines, and Caldas is seeking to purchase each of these. Of these mines, 83 have registered titles in the Ministry of Mines in the province of Caldas. We refer to these mines as Category 1.  Another 36 mines are located in an area called CHG-081 in which there is one mining contract, and we refer to these mines as Category 2. Once all Category 2 mines have been purchased, Caldas will own the entire CHG-081 contract. Our objective is to secure ownership of these 119 properties.  Approximately 90 of the remaining mines have made applications for legalization under the previous mining law.  We refer to these mines as Category 3.  Of the applications made, management believes that less than 20 will be approved. Approximately 66 are illegal mines.

Certain mining properties have been purchased or optioned and are awaiting final payment once the documentation and registration is complete. The total number of legally registered mineral titles acquired by Caldas at December 31, 2007 is 107, an increase of 17 from 90 at December 31, 2006. 80 of these mines are currently registered in the name of Caldas, are fully paid, and are no longer operating.

Marmato Mountain – Zona Baja

On January 29, 2008 we entered into a Share Purchase and Sale Agreement with Mineros S.A., a corporation organized under the laws of the Republic of Colombia.  Mineros is the owner of Zona Baja, on Marmato Mountain.  Under the terms of the Agreement, we agreed to purchase all of the issued and outstanding shares of Mineros Nacionales S.A., a corporation organized under the laws of the Republic of Colombia and a subsidiary of Mineros S.A., for cash consideration of $35.0 million.  The agreement provides that the transaction will be completed on April 29, 2008, unless such date is extended by mutual agreement.  Based on the bid process and discussions with the vendors, we believe the closing date may be extended to up to July 29, 2008.  We have provided a deposit guarantee in the amount of US$ 2.5 million, which would be payable to the vendors if the transaction is not completed for any reason.  In the event we are successful in acquiring Mineros Nacionales, we would own both the Upper and Lower Zones of Marmato Mountain.  There is no assurance that the proposed transaction will be completed.

The Echandia Property

On November 20, 2007, we entered into a letter of intent with Colombia Gold, a corporation organized under the laws of England, to acquire its assets or the issued and outstanding shares.  Colombia Gold's main assets are the mining rights to the Echandia property, located adjacent to Marmato Mountain.  Completion of the transaction is subject to negotiation and execution of a definitive agreement, satisfactory completion of technical, financial, legal, and other commercial due diligence and customary conditions, including all shareholder, court and regulatory approvals.  We expect the transaction will be a share exchange with the Company exchanging shares for those of Colombia Gold.  There is no assurance that a definitive agreement will be executed or that the acquisition will be completed.  We believe that the Echandia Property contains similar geologic structures as Marmato Mountain.

History of Previous Operations

The Marmato Mountain has been mined since pre-Colombian times and was an important mine during the Spanish colonial era from 1525 until 1819. From then until 1925, various English companies mined at Marmato. The first English companies were Goldschmidt and Company, Powles & Illingsworth, the Colombian Mining Association, and later  the Mariquita Mining Company. From 1872 to 1909, Western Andes Mining Company Ltd., an English company, mined at Marmato. Subsequently, Marmato was mined by the Colombian Mining and Exploitation Company, which made significant improvements and installed a new beneficiation plant at La Palma (now the site of the Mineros Nacionales plant in the Zona Baja). The mine was expropriated in 1925 (Law 87) and the company received £3 million in compensation.

From 1925, the mines were owned by the government and leased to contractors. For the first six years, the mines remained closed, then were leased from 1931-1934 to Roberto Luis Restrepo and Alfredo Londoño, and from 1935-1938 to Uribe Afanador. From 1938, the National Government administered the mines directly. They were contracted to José Miguel Lizarralde in 1938-1940, and to Gustavo White from 1940.

Marmato was divided into two zones, Alta (Upper) and Baja (Lower), in 1954 (Decree 2223). The following year, the government signed a contract with Mining Enterprises Corporation, USA which covered mining in both the Zona Alta and the Zona Baja. This venture failed and the mines were returned to the government. Subsequently, the government decided to exploit the Zona Alta and the Zona Baja separately. The Zona Alta would continue to be exploited by contractors.

Gulf Resources Exploration Co. explored Marmato in 1978, but the results of this program are not known.

In 1981, Marmato became part of the Aporte Minero scheme and was managed by a succession of state mining companies: ECOMINAS (1981 to 1992), MINERALCO (1992 to 1997) and MINERCOL (1997 to 2004), and since then by the Unidad de Delegación Minera de Caldas (Caldas Mining Delegation Unit). The “Exclusion Zone of the Marmato Mining District” (Zona de Exclusion del Distrito Minero de Marmato) was created in the Zona Alta in 1998.

Minera Phelps Dodge de Colombia S.A., a subsidiary of the Phelps Dodge Corporation, USA, explored the Zona Baja of Marmato in 1984 and 1985. It carried out surface and underground sampling and drilled 7 underground core holes.

In 1988, William Hill Mining Consultants reviewed the Marmato project for Greenstone Resources Limited, Canada, as part of a bid process.

In 1993, Mineros Nacionales started mining the Zona Baja with a 300 t/d underground mine under contract No. 041-89M. This is an Aporte Minero contract which is still valid and is now administered by the Unidad de Delegación Minera de Caldas. The contractor pays the state a royalty of 4% plus an additional sliding royalty based on the gold price, currently above 6%. The following year, Mineros de Antioquia S.A. (renamed Mineros S.A. in 2004) acquired 51.75% of Mineros and upgraded the mine and mill. Mineros ownership of Mineros Nacionales was subsequently increased to 94.5%.  The plant has a flotation circuit to make a sulphide concentrate, gravimetric separation by cyclones, and agitated cyanide leach with gold precipitation by zinc (Merrill Crowe process) and smelting. The plant capacity has been expanded and currenly has a throughput of 800 t/d. On January 29, 2008, we entered into a Share Purchase and Sale Agreement pursuant to which we agreed to acquire Mineros Nationales S.A. The agreement provides that the transaction will be completed on April 29, 2008, unless such date is extended by mutual agreement. No assurances can be given that the transaction will be completed.

Conquistador Mines Ltd. (“Conquistador”), which later changed its name to Western Platinum Holdings and is now called Orsa Ventures Corp., explored Marmato between 1996 and 2000 through its Colombian subsidiary, Corona Goldfields S.A. . Conquistador had an option to explore the Zona Baja over 4 years and to acquire 50.1% of Mineros Nacionales (it bought 13.15%, which it later sold in 2001) and acquired several mines in the Zona Alta. Conquistador drilled 44 holes (14,678 m) and commissioned Mineral Resources Development Inc. (MRDI) to complete a resource estimate and scoping study in 1998. Conquistador carried out no further work on the project due to the expiration of the option contract. We purchased the Conquistador data and access to the drill core and samples in 2007.

Gran Colombia Resource Inc. (“Gran Colombia”), now called Wavve Telecommunications Inc., carried out exploration of the Echandia and Chaburquia properties on the northern portion of the Marmato system between 1995 and 1997. Gran Colombia drilled 75 diamond drill holes for 15,000 m. A scoping study was conducted by Geosystems International, Denver, in 1997, which concluded that there was insufficient grade continuity for a bulk-tonnage resource and mining operation, and no further work was carried out. In 1996, Gran Colombia purchased 48.25% of Mineros Nacionales, which it then sold in 1997.

Colombia Gold has carried out exploration of the Echandia and La Maria properties since 2004 through Minera Croesus S.A., a Colombian corporation. This work included the drilling of 5,959.6 meters in 21 holes. On November 20, 2007, we entered into a letter of intent with Colombia Gold to acquire its assets or the issued and outstanding shares.  Colombia Gold's main assets are the mining rights to the Echandia property, located adjacent to Marmato Mountain.  Completion of the transaction is subject to negotiation and execution of a definitive agreement, satisfactory completion of technical, financial, legal, and other commercial due diligence and customary conditions, including all shareholder, court and regulatory approvals.  We expect the transaction will be a share exchange with the Company exchanging shares for those of Colombia Gold.  There is no assurance that a definitive agreement will be executed or that the acquisition will be completed.

We and our subsidiary, Caldas, began exploration of Marmato and surrounding areas in 2005. Our objective is to identify a potentially bulk mineable, low-grade gold and silver resource. We have carried out property acquisition in the Zona Alta of Marmato, along with underground sampling, surveying and mapping, and preliminary metallurgical testwork. We plan to conduct further exploration and a drilling program to define a mineral resource and carry out a scoping study for the Marmato project. This work is continuing and the company plans to carry out exploration drilling on one or more gold-silver targets in future programs.

Mineralization

Mineralization at Marmato is hosted by a steeply-dipping sheeted vein system of sulphide veinlets with dominant northwest to west-northwest trend. The width of individual veinlets varies from <1 mm to 10s of cm and in places they can form a veinlet stockwork.

The known vertical extent of mineralization is greater than 800 m, from Cerro El Burro (1,705 m altitude) to the deepest hole drilled by Conquistador, which ended in mineralization at 863 m altitude. The vertical extent of mineralization within the Upper Zone is between 406 m and 498 m.

The wider veinlets are mined in numerous small mines accessed by horizontal adits. The mapped distribution of mine workings is over a width across strike of about 1,300 m (of which 1,000 m are within the Marmato Zona Alta concession), with the main concentration of mine workings occurring in a zone about 800 m wide and along a strike length of 880 m. The mine entrances are on the southeast end on the mountain-side and the veins trend northwest into the mountain. The mineralization is open along strike to the northwest and the strike length may be longer than the 880 m indicated above.

Gold mineralization at Marmato is hosted by massive sulphide veinlets, which vary from <1 mm to some 10s of cm in width. The veinlets are formed predominantly of coarse pyrite with iron-rich sphalerite (marmatite) and minor  galena and chalcopyrite. The veinlets have minor gangue which is comprised of quartz, calcite, sericite and, in places, chlorite.

Exploration, Drilling, & Sampling

Topography

A detailed topographic map with 2 meter contour intervals derived from Ikonos satellite imagery was commissioned by CGL.

Geological Mapping

We have conducted detailed surveying, geological mapping and channel sampling of the accessible underground workings within the Zona Alta to which we have had access. A few mines, principally illegal ones, remain to be surveyed and sampled once permission is granted for access. Surface geological mapping has been carried out.

Geophysics

An airborne magnetic and radiometric survey of the Marmato Mountain and surrounding Caramanta Project was started in December 2007. The survey is expected to be completed in April 2008 after a delay due to instrument damage.

Drilling

Our initial exploration program comprises 8,000 meters of diamond drilling plus a comprehensive program of channel sampling of underground mines. Diamond drilling started in February 2007 and by the end of fiscal 2007, a total of 11,500 meters in 67 holes had been completed. As at December 31, 2007, we have purchased three portable diamond drills, all of which were operational at year-end. We also have two drills supplied by a third-party contractor on site and operational for a total of five drills in operation.

Sampling

We have conducted channel sampling of the accessible underground workings within the Zona Alta to which we have had access. A few mines, principally illegal ones, remain to be sampled once permission is granted for access. The program comprises continuous saw-cut channel samples from all cross-cuts, mine faces and at regular intervals along the backs in the numerous artisanal mines in the Zona Alta. A program of mine maintenance and rehabilitation is also being carried out for access for sampling, surveying and diamond drilling.

Resource Study

We have contracted Micon International Limited of Toronto, Ontario to carry out an estimate of mineral resources to Canadian National Instrument 43-101 standards of the Zona Alta of Marmato, with completion targeted for the start of the second quarter of 2008.

Metallurgy

SGS Lakefield Research Limited (“SGS”) of Lakefield, Ontario has been contracted by us to carry out preliminary scoping metallurgy test work to develop a process flow sheet for our Scoping Study. Work continued through fiscal 2007.

Geotechnical Studies

Golder Associates Ltd. (“Golder”) of Mississagua, Ontario has been contracted by us to carry out geotechnical data collection and interpretation for open pit design, and to make a preliminary selection and evaluation of sites for waste rock and tailings disposal. This will form part of the Scoping Study. Geotechnical logs are being made of the drill core by our geologists and Golders will use this and other data to carry out data analysis and pit slope determination at a scoping study level. These studies continued during fiscal 2007.

Environmental Studies

An Environmental Baseline Study was started in October 2006 by LHC Consultores Ambientales (“LHC”) of Colombia and completed in December 2007. The study gives a full year of environmental data for incorporation into the Scoping Study. The study will form the basis for our future environmental permits and our Social and Environmental Impact Statement (EIS). We believe that we have no current environmental liability for past practices of others and we have received approval for drilling from Corpocaldas under an approved Environmental Management Plan. Nevertheless, we intend to meet or exceed modern global standards of environmental stewardship in the preparation of the Baseline study and subsequent EIS.

Knight Piesold of Denver, Colorado have been contracted to carry out validation of environmental data collection and management, and a social impact study, including independent supervision of the baseline study being carried out by LHC. SGS has been contracted by us to carry out a preliminary acid rock drainage study (ARD) on tailings and waste rock.

Scoping Study

We have contracted Micon International Limited of Toronto, Ontario to carry out a Scoping Study and preliminary evaluation assessment of Marmato, with completion targeted for the second quarter of 2008.

Caramanta Exploration Properties

Location & Access

The Caramanta Exploration Properties are located in the Departments of Caldas and Antioquia, Colombia and are approximately 80 km due south of the city of Medellín, which is the capital of Antioquia. The El Salto prospect in the Caramanta Exploration Properties is 4.5 km north of Marmato at UTM coordinates Zone 18N 433,934E - 609,670N. The datum used for the UTM coordinates was WGS84 Zone 18N.

We hold our interest in the Caramanta Exploration Properties through our 95% owned Colombian subsidiaries, Caldas and Gavilan Minerales S.A. (“Gavilan”). Caldas and Gavilan hold a number of mineral licenses in the area surrounding the Marmato Zona Alta, which are referred to as the Caramanta project.

Marmato is about a two-hour drive from Medellín on the paved Pan American Highway. We use Marmato as a base for exploration of the Caramanta Exploration Properties. Access to the different parts of the Caramanta Exploration Properties from Marmato is by unimproved roads, mule trails and foot paths. The topography of the area is steep.

Description of Our Interest in Property

Caramanta Properties – concessions 6602, 1343 and 6329

On September 22, 2005, we entered into an Assignment Agreement with Investcol Limited (“Investcol”) pursuant to which Investcol assigned, transferred, and conveyed to us all of its rights under a contract for Purchase Option of Mining Concessions entered into with Cia Servicios y Logisticos Ltda (“Cia Servicios”).  As a result of the Assignment Agreement, we acquired an option to purchase certain mining, mineral and exploration rights on property known as Concessions 6602, 1343 and 6329 located in Caramanta Municipality, Antioquia Department, Medellín, Colombia for $10,000, on condition that $2,990,000 be invested in exploratory work on the property over a three year period. As additional consideration for these rights, we issued 1,000,000 restricted shares of our common stock to Investcol with a fair market value of $0.25 per share for total consideration of $260,000.

Pursuant to the Assignment Agreement, we also committed to fund $2,990,000 of exploratory work as follows:

a)

$500,000 upon the closing of the Assignment Agreement;

b)

$750,000 during the 12 month period commencing June 25, 2006; and on the earlier of June, 2006 or commencement of the second exploration phase; and

c)

$1,740,000 during the 12 month period commencing June 25, 2007.

On September 25, 2006, the Assignment Agreement was superseded in connection with our agreement to buy the Mining Concessions outright as described below.

Caramanta Properties – concessions 6993, 7039, 6821 and 6770 and HETJ 31, 32, 26, 27 and HETG01

On February 16, 2006, we entered into a Letter of Intent (“LOI”) with Investcol to acquire Investcol's rights in a Contract for Purchase entered into with Cia Servicios. The LOI outlined a proposed transaction whereby we intended to acquire Investcol's rights in certain mining contracts to exclusively engage in mining activities on concessions 6993, 7039, 6821 and 6770 and options that Investcol held to acquire the exclusive rights to engage in mining activities on concessions HETJ 31, 32, 26, 27 and HETG 01 all located within an area in Colombia referred to as the Caramanta Region.

The LOI was non-binding and subject to final negotiation and the execution of a definitive agreement. On April 10, 2006, we entered into a definitive agreement with Investcol finalizing this transaction (the “Assignment Agreement”). In connection with the Assignment Agreement, we paid Investcol total consideration of $350,000 and issued 1,000,000 restricted shares of our common stock.  On September 25, 2006, the Assignment Agreement was superseded in connection with our agreement to acquire the Mining Concessions outright as described below.

Acquisition of 100% of the Caramanta Exploration Properties

On September 25, 2006, through the acquisition of the outstanding shares of Gavilan, we acquired full legal title to the Caramanta Exploration Properties concessions described under the headings “Caramanta Properties – concessions 6602, 1343 and 6329” and “Caramanta Properties – concessions 6993, 7039, 6821 and 6770 and HETJ 31, 32, 26, 27 and HETG01” above. Consideration paid for the acquisition included $300,000 cash and the issuance of 1,150,000 restricted shares of our common stock at a value of $1.41 per share. In addition, a $50,000 finders fee was paid to Investcol. The total acquisition cost of $1,972,000 was allocated to the net assets acquired as follows:

Mineral and exploration properties and rights	$1,781,000
Property, plant and equipment	191,000
$1,972,000

The purchase of mineral and exploration properties and rights was recorded as part of mineral and exploration properties and rights in fiscal 2006. As a result of our acquisition of Gavilan, we became the contractual owner of these concessions and we are currently working towards completing title transfer to Gavilan.

Concession 668-17

On August 27, 2007, we entered into an agreement with an unrelated party that provides us with an option to acquire 100% of concession No. 668-17 in the Caramanta region.  Over a twenty-four month period, the Company has the option to pay a total of $2.4 billion Colombian pesos (approximately $1,200,000) to acquire a 100% interest in the property.  At December 31, 2007, the Company has expended an initial $150,000 for a 12.5% interest.  We plan to explore the region to determine if it is desirable to continue to acquire the remaining 87.5% interest.  Should we decide not to continue with the project, we are not obligated to make any further payments.

The Kedahda Properties

On August 30, 2006, we purchased certain mining concession contracts and the related geochemical and other proprietary geological data in the Caramanta region from a wholly-owned Colombian subsidiary of Anglo Gold Ashanti Ltd, Sociedad Kedahda, S.A., (“Kedahda”) for $500,000 cash consideration.  Kehahda has agreed to hold the title for these property interests in its name for our benefit until approval of the transfer of title by Colombian mining authorities has been completed in accordance with the applicable laws of the Republic of Colombia. These properties form part of our Caramanta Exploration Properties.

The Kedahda properties comprised Concession Contract Proposals numbers 622-17, 623-17, 617-17, 616-17, 626-17, 628-17, D15-151, 5956, 6454, 6455, 6455B, 6418, 6418B, 6418C, 697-17, FD5-141, FGC-152, FJT-15D, DHQ-093 (Zona 1), DHQ-093 (Zona 2), and Concession Contract HGDB-03, with a total area of 29,097.4748 hectares. This area has subsequently been reduced by renouncing certain parts of the contracts.

Concessions 805-17, 644-17, 696-17, 0217-17, 211-17

In fiscal 2007, we entered into agreements with various unrelated parties to purchase several additional concessions in the Caramanta region.  Payments owing on these are staged, with final payments due when legal title is registered in the name of the Company.

History of Previous Operations

The Caramanta Exploration Properties surrounding the Marmato Mountain have also experienced small scale mining since the pre-colonial era. At the present time, small scale surface artisanal gold mining is being conducted at El Salto in the area of the Caramanta Exploration Properties.

Surface geochemical exploration comprising rock and soil sampling of certain parts of the Caramanta Exploration Properties was carried out by Conquistador in the late 1990s until 2001, partly funded by AngloGold (now AngloGold Ashanti). Kedahda carried out a systematic stream sediment geochemical survey of the Kedahda Properties in 2004 to 2005, with follow up of some areas by soil and rock sampling. We purchased the exploration data of the Conquistador and Kedahda exploration programs as part of the purchase of the Kedahda Properties on August 30, 2006.

Mineralization

Our exploration has indicated five surface gold targets in the Caramanta Exploration Properties at El Salto, Oro Fino, Pácora, Campana, and San Bartolomé. Mineralization at El Salto, Pácora, Campana and San Bartolomé is very similar in style to the Marmato Mountain and comprises stockworks of veins and veinlets of  massive sulphide formed by pyrite with minor black sphalerite, galena and chalcopyrite, and a low percentage of quartz and calcite gangue. Visible native gold occurs in some areas. Mineralization at Oro Fino is porphyry style and anomalous gold, copper and molybdenum are associated with a stockwork of veinlets of quartz and magnetite.

Exploration, Drilling, & Sampling

Topography

A detailed topographic map with 2 m contour intervals derived from Ikonos satellite imagery has been made by us and the coverage will be expanded in early 2008 to cover all of the five defined target areas.

Geological Mapping

Reconnaissance geological mapping of the Caramanta Exploration Projects was carried out in 2007 and completed in the first quarter of 2008.

Geophysics

A helicopter-borne magnetic and radiometric survey was started in the fourth quarter of 2007 and is scheduled to be completed in March, 2008.

Sampling

Reconnaissance surface exploration work on the Caramanta project comprising rock sampling and geological mapping was completed in the third quarter of fiscal 2007, following up on anomalies identified by stream sediment sampling. In the third quarter of fiscal 2007, we announced the discovery of five large, distinct gold targets in the area surrounding Marmato. The targets are El Salto, Oro Fino, Pácora, Campana, and San Bartolomé.  These targets are based on gold anomalies on surface rock and soil samples.

Item 3.

Legal Proceedings

We are not a party to any pending legal proceeding. We are not aware of any pending legal proceeding to which any of our officers, directors, or any beneficial holders of 5% or more of our voting securities are adverse to us or have a material interest adverse to us.

Item 4.

Submission of Matters to a Vote of Security Holders

No matters have been submitted to our security holders for a vote, through the solicitation of proxies or otherwise, during the fourth quarter of the fiscal year ended December 31, 2007.

PART II

Item 5.

Market for Common Equity and Related Stockholder Matters

Market Information

Our common stock is quoted on The Toronto Stock Exchange (the “TSX”) under the symbol “GOL” and on the OTC Bulletin Board (“OTCBB”) under the symbol “CGDF.” Our common stock has been listed on the TSX since August 27, 2007.

The following table sets forth the range of high and low bid quotations for our common stock for each of the periods indicated, as reported by the TSX and the OTCBB. These quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions.

The Toronto Stock Exchange

Fiscal Year Ending December 31, 2007
Quarter Ended	High CDN$	Low CDN$
September 30, 2007 (period from August 27, 2007 through September 30, 2007)	2.25	1.21
December 31, 2007	1.56	1.02

OTC Bulletin Board

Fiscal Year Ending December 31, 2007
Quarter Ended	High $	Low $
March 31, 2007	1.45	1.07
June 30, 2007	1.50	1.14
September 30, 2007	1.51	1.26
December 31, 2007	1.49	1.01

Fiscal Year Ending December 31, 2006
Quarter Ended	High $	Low $
March 31, 2006	2.29	1.33
June 30, 2006	2.83	1.20
September 30, 2006	1.83	0.90
December 31, 2006	1.74	1.07

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

Holders of Our Common Stock

As of December 31, 2007, we had approximately 94 holders of record of our common stock and several other stockholders hold shares in street name.

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

There are no restrictions in our articles of incorporation or bylaws that restrict us from declaring dividends. The DGCL provides that a corporation may pay dividends out of surplus, out of the corporation's net profits for the preceding fiscal year, or both, provided that there remains in the stated capital account an amount equal to the par value represented by all shares of the corporation's stock having a distribution preference.

Recent Sales of Unregistered Securities

The information set forth below relates to our issuances of securities without registration under the Securities Act of 1933.

Pursuant to the Third Amendment to the Stock Purchase Agreement with Investcol Limited and RNC (Colombia) Limited, on September 14, 2007, we exercised our option to acquire the final 10% interest in RNC, bringing our total interest in RNC to 100%. As consideration for the acquisition of the final 10% interest in RNC, we paid Investcol $300,000 and issued 3,000,000 shares of our common stock to Investcol. These shares were issued pursuant to Section 4(2) of the Securities Act. We did not engage in any general solicitation or advertising in connection with this transaction. The stock certificates were issued with the appropriate legends affixed to the restricted stock.

On October 1, 2007, the Company issued 150,000 options to purchase the Company's common stock to certain consultants in exchange for services rendered.

On November 14, 2007, the Company issued 125,000 common shares pursuant to the exercise of 125,000 options. These securities were issued pursuant to Section 4(2) of the Securities Act of 1933. We did not engage in any general solicitation or advertising. We issued the stock certificates and affixed the appropriate legends to the restricted stock.

On December 28, 2007, we completed a private equity offering of 9,165,226 units at CDN $1.10 per unit to a total of 11 investors.  Each unit consists of one share of common stock and one-half warrant, for a total of 9,165,226 common shares and 4,582,613 warrants issued.  The total gross proceeds raised was $10,283,000 (CDN $10,082,000).  Each warrant is exercisable for one common share at an exercise price of CDN $2.00 and the warrants are exercisable at any time up to December 28, 2012.  In connection with this private equity offering, we paid as a commission $668,000 (CDN $655,000), incurred issue costs of $120,000, and issued additional agents' warrants to purchase 595,739 shares of the Company's common stock with each agents' warrant exercisable for one common share at an exercise price of CDN $1.20, and the warrants are exercisable at any time up to December 28, 2009. The offering was made to non-U.S. persons, as defined in Regulation S under the Securities Act of 1933, and pursuant to the exemption from registration provided by Section 4(2) of the Securities Act of 1933. The Company received representations from the placement agents that all offers and sales were made in compliance with the requirements of Regulation S or the exemption from registration provided by Section 4(2).

Securities Authorized for Issuance Under Equity Compensation Plans

In January 2006, we adopted the Colombia Goldfield Ltd. 2006 Stock Incentive Plan, which provides for the grant of incentive stock options, non-qualified stock options, stock appreciation rights, restricted stock, performance shares and performance units, and stock awards to our officers, directors or employees, as well as advisers and consultants. This plan was confirmed by the stockholders of our Company on July 31, 2006 at the annual shareholders meeting.

Under the 2006 Colombia Goldfield Ltd. Stock Incentive Plan, we initially reserved 3,500,000 shares of common stock for the granting of options and rights. In June 2006, our Board of Directors approved an amendment to the Colombia Goldfields Ltd. 2006 Stock Incentive Plan for the purpose of increasing the total number of shares of common stock that may be issued pursuant to Awards granted under the 2006 Plan to 5,000,000 shares. Such options and rights are to be granted at or above the fair market value of our common stock on the date of grant. All stock options and rights are to vest over a period as determined by the Board of Directors and expire not more than ten years from the date they were granted.  On August 17, 2007, the Company received shareholder approval to amend the 2006 Plan to provide that the number of shares that may be issued for awards be increased to 6,500,000.

The following table provides information about our compensation plans under which shares of common stock may be issued upon the exercise of options as of December 31, 2007.

Equity Compensation Plans as of December 31, 2007

	A	B	C
	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (A))
Plan Category
Equity compensation plans approved by security Holders	5,890,000	$1.30	435,000
Equity compensation plans not approved by security Holders	-	-	-
Total	5,890,000	$1.30	435,000

Subsequent to December 31, 2007, we issued 250,000 options as equity compensation for services rendered and 50,000 options expired.

Item 6.

Plan of Operation

Introduction

This Management's Discussion and Analysis (“MD&A”) is intended to supplement and complement our audited consolidated financial statements and notes thereto for the year ended December 31, 2007 prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”), (collectively, our “Financial Statements”). You are encouraged to review our Financial Statements in conjunction with your review of this MD&A. Additional information relating to our Company is available at www.sec.gov.com and www.sedar.com. All dollar amounts in our MD&A are expressed in U.S. dollars, unless otherwise specified.

Forward-Looking Statements

This MD&A contains forward-looking statements that are based on the beliefs of our management and reflect our current expectations as contemplated under section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities and Exchange Act of 1934, as amended.  When used in this MD&A, the words “estimate,” “project,” “believe,” “anticipate,” “intend,” “expect,” “plan,” “predict,” “may,” “should,” “will,” “can,” the negative of these words, or such other variations thereon, or comparable terminology, are all intended to identify forward-looking statements.  Such statements reflect the current views of Colombia Goldfields Ltd. with respect to future events based on currently available information and are subject to numerous assumptions, risks and uncertainties, including but not limited to, risks and uncertainties pertaining to development of mining properties, changes in economic conditions and other risks, uncertainties and factors, which may cause the actual results, performance, or achievement expressed or implied by such forward-looking statements to differ materially from the forward looking statements.

See “Risks and Uncertainties” elsewhere in this MD&A. These risks and uncertainties should be considered in evaluating forward-looking statements and undue reliance should not be placed on such statements.

Our Business

We were incorporated under the laws of the State of Nevada, U.S.A., on March 25, 2003 and changed our name from Secure Automated Enterprises, Inc. to Colombia Goldfields Ltd. (“CGL” or the “Company”) on May 13, 2005.  On July 31, 2006, our jurisdiction of incorporation was changed to the state of Delaware.

We are an exploration stage company engaged in the acquisition and exploration of mineral resource properties.  The Company's head office is located in Toronto, Canada and its exploration and administrative office is located in the city of Medellín.  Our main activity is the exploration and development of the Marmato Mountain Gold District in Western Colombia.  The Marmato Mountain Gold District is located 80 km south of Medellín. We are actively advancing two areas within the Marmato Mountain Gold District. These are Zona Alta of Marmato Mountain and the Caramanta Exploration Properties. The Caramanta Exploration Properties surrounds the Marmato Mountain and we are actively securing additional exploration concessions between the two in order to continue to consolidate the district.  We are also endeavoring to acquire Zona Baja of Marmato Mountain through the planned acquisition of Mineros Nacionales S.A.and the adjacent Echandia property through the planned acquisition of Colombia Gold Limited as described elsewhere in this MD&A.

Our objective is to define and consolidate a gold district in the Marmato Mountain Region of Western Colombia.  Our main target in this region is the Marmato Mountain, that is divided by Zona Alta (Upper Zone) and Zona Baja (Lower Zone).  We currently own the exploration rights to Zona Alta and are working towards completing the acquisition of 100% of its legally registered property titles and on January 29, 2008, we were declared the successful bidders to acquire Zona Baja through a competitive bid process.  Our ultimate goal is to combine Zona Alta and Zona Baja to create a bulk mineable ore body on the Marmato Mountain and develop additional resources in the surrounding region.

Fiscal 2007 Overview

Our focus in fiscal 2007 was to advance our ownership of Zona Alta on the Marmato Mountain project through:

  The acquisition of additional Colombian mineral concessions and mineral rights;

  Commencing the resettlement of the town of Marmato;

  Continued drilling and sampling programs;

  The preparation of revised resource estimates; and

  Preparing for a feasibility study expected in fiscal 2009.

In fiscal 2007 we advanced our business plan by:

  Increasing our property title ownership to 107 of 121 legally registered mineral titles by buying properties from existing Colombian titleholders in exchange for cash consideration of $12.0 million;

  Increasing our ownership interest in RNC (Colombia) Ltd. (“RNC”) to 100% by purchasing the final 10% of RNC in exchange for cash and share consideration totaling $4.7 million;

  Completing 1,285 underground samples and 11,500 meters of drilling

  Raising in excess of $28.5 million to fund our acquisition and exploration activities; and

  Planning for the acquisitions of

i)

Mineros Nacionales S.A. (“Mineros”), which owns Zona Baja of the Marmato Mountain; and

ii)

Colombia Gold PLC (“Colombia Gold”), which owns the mountain adjacent to the Marmato Mountain (“The Echandia Property”).

Marmato Moutain – Zona Alta

As at December 31, 2007, the Zona Alta of Marmato Mountain in Colombia hosts approximately 275 small mines, and Compañia Minera de Caldas, S.A. (“Caldas”), our Colombian subsidiary, is seeking to purchase each of these. We own 95% of Caldas, with the remaining 5% held directly or indirectly by directors, officers, and senior management of the Company.  Of these mines, 83 have registered titles in the Ministry of Mines in the province of Caldas. We refer to these mines as Category 1.  Another 36 mines are located in an area called CHG-081 in which there is one mining contract, and we refer to these mines as Category 2. Once Category 2 mines have been purchased, Caldas will own the entire CHG-081 contract. Our objective is to secure ownership of  these 119 properties.  Approximately 90 of the remaining mines have made applications for legalization under the previous mining law.  We refer to these mines as Category 3.  Of the applications made, management believes that less than 20 will be approved. Approximately 66 are illegal mines.

Certain mining properties have been purchased or optioned and are awaiting final payment once the documentation and registration is complete. The total number of legally registered mineral titles acquired by Caldas at December 31, 2007 is 107, an increase of 17 from 90 at December 31, 2006. 80 of these mines are currently registered in the name of Caldas, are fully paid, and are no longer operating.

Marmato Mountain – Zona Baja

On January 29, 2008 we entered into a Share Purchase and Sale Agreement with Mineros, a corporation organized under the laws of the Republic of Colombia.  Mineros is the owner of Zona Baja, on Marmato Mountain.  Under the terms of the Agreement, we agreed to purchase all of the issued and outstanding shares of Mineros Nacionales S.A., a corporation organized under the laws of the Republic of Colombia, for cash consideration of $35.0 million.  The agreement provides that the transaction will be completed on April 29, 2008, unless such date is extended by mutual agreement.  Based on the bid process and discussions with the vendors, we believe the closing date may be extended to up to July 29, 2008.  We have provided a deposit guarantee in the amount of US$ 2.5 million, which would be payable to the vendors if the transaction is not completed for any reason.  In the event we are successful in acquiring Mineros, we would own both the Upper and Lower Zones of Marmato Mountain.  There is no assurance that the proposed transaction will be completed.

The Echandia Property

On November 20, 2007, we entered into a letter of intent with Colombia Gold, a corporation organized under the laws of England, to acquire its assets or the issued and outstanding shares.  Colombia Gold's main assets are the mining rights to the Echandia property, located adjacent to Marmato Mountain.  Completion of the transaction is subject to negotiation and execution of a definitive agreement, satisfactory completion of technical, financial, legal, and other commercial due diligence and customary conditions, including all shareholder, court and regulatory approvals.  We expect the transaction will be a share exchange with the Company exchanging shares for those of Colombia Gold.  There is no assurance that a definitive agreement will be executed or that the acquisition will be completed.  We believe that the Echandia Property contains similar geologic structures as Marmato Mountain.

Principal factors affecting our results of operations

Our consolidated financial statements are prepared in accordance with U.S. GAAP, and we maintain our accounts in U.S. Dollars.

We believe the key determinants of our operating and financial results are:

(a)

The state of capital markets, which affects our ability to finance exploration activities;

(b)

The valuation of mineral properties, as exploration results provide further information relating to the underlying reserves of such properties; and

(c)

Prices for metals, particularly gold.

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

Revenues

We have not yet completed our economic feasibility studies to establish the existence of proven or probable reserves for our properties.  To date, we have not produced any gold, and, as a result, we have not recognized any revenues from mining activities for the period since incorporation to December 31, 2007.

Expenses

Our primary expenses consist of mineral property exploration expenditures and general and administrative expenses.  See our financial statements included in this 10-KSB.

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

Going Concern

We incurred a net loss of $22.4 million for the period from inception on March 23, 2003 to December 31, 2007, and we are not presently generating any revenue. Furthermore, we have used in excess of $35 million during this period to fund our operations and mineral acquisitions program. At December 31, 2007, we had a working capital deficiency of $3.7 million. Our future is dependent upon our ability to obtain additional financing and upon future acquisition, exploration and development of profitable operations from our mineral properties subsequent to December 31, 2007, we secured a $2.5 million short-term bridge loan as described elsewhere in this MD&A. We plan to continue to seek additional financing in private and/or public equity offerings to secure funding for our operations. Our estimate of financing requirements in fiscal 2008 is approximately $100 million ($35 million for the acquisition of Mineros and related exploration, $30 million for the acquisition of Colombia Gold and related exploration, $25 million for the remaining exploration of Zona Alta and $10 million for other regional exploration).

As at February 28, 2008 our cash resources are less than $1 million and we will need to raise additional debt or equity financing during the first quarter of fiscal 2008 to continue to execute our business plans.  We currently do not have any arrangements for additional financing. There can be no assurance that such additional financing will be available to us on acceptable terms, or at all. These factors, among others, raise substantial doubt about our ability to continue as a going concern. Our financial statements do not include any adjustment to reflect the possible future effect on the recoverability and classification of the assets or the amounts and classification of liabilities that may result should we cease to continue as a going concern.

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

Our consolidated financial statements include the accounts of (i) Colombia Goldfields Ltd., a Delaware Corporation, (ii) our wholly-owned subsidiary RNC (Colombia) Limited, a Belize corporation and its 95% owned subsidiary, Compania Minera de Caldas, S.A., a Colombia corporation, (iii) our 95% interest in Gavilan Minerales, S.A. (“Gavilan”), a Colombia Corporation. Colombian law requires a minimum of five shareholders for Colombian companies; as a result, the remaining 5% ownerships of Caldas and Gavilan are held by directors, officers, and senior management of the Company. All significant inter-company transactions and balances are eliminated upon consolidation.

Mineral Property Rights Acquisition and Exploration and Development Expenditures

Title on mineral properties and mining and exploration rights involve certain inherent risks due to the difficulties of determining the validity of certain claims, as well as the potential for problems arising from the frequently ambiguous conveyance history of many mining properties.  We cannot give any assurance that title to such properties will not be challenged or impugned and we cannot be certain that we will have valid title to our mining properties.  We rely on title opinions by legal counsel in Colombia.

Our mineral property rights acquisition and exploration activities consist of

i)

The acquisition of mineral concessions;

ii)

The acquisition of mineral and exploration rights from existing titleholders;

iii)

The exploration of acquired mineral properties and related activities; and

iv)

The allocation of stock-based compensation related to participants in our stock option plan.

Costs of acquiring mining properties, including interest costs attributable to mineral property acquisitions, are capitalized upon acquisition. Pursuant to Statement of Financial Accounting Standards (SFAS) No.34, Capitalization of Interest Costs, interest costs attributable to mineral property acquisitions are also capitalized. Mine development costs incurred either to develop new ore deposits, expand the capacity of mines, or to develop mine areas substantially in advance of current production are also capitalized once proven and probable reserves exist and the property is a commercially mineable property. Costs incurred to maintain current production or to maintain assets on a standby basis are charged to operations. Costs of abandoned projects are charged to operations upon abandonment. We evaluate the carrying value of capitalized mining costs and related property, plant and equipment costs, to determine if these costs are in excess of their net recoverable amount whenever events or changes in circumstances indicate that their carrying amounts may not be recoverable. The periodic evaluation of carrying value of capitalized costs and any related property, plant and equipment costs are based upon expected future cash flows and/or estimated salvage value in accordance with SFAS No. 144, Accounting for Impairment or Disposal of Long-Lived Assets.

Asset Retirement Obligations

We apply SFAS No. 143, Accounting for Asset Retirement Obligations that requires the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred. SFAS No. 143 requires us to record a liability for the present value, using a credit-adjusted risk-free interest rate, of the estimated site restoration costs with a corresponding increase to the carrying amount of the related long-lived assets. The liability is accreted until it has been fully incurred, and the asset will be amortized over the life of the related assets. Adjustments are made for changes resulting from the passage of time and changes to either the timing or amount of the original present value estimate underlying the obligation will be made. As at December 31, 2007 and December 31, 2006, we believe we do not have any asset retirement obligations.

Stock-Based Compensation

On January 1, 2006, we applied SFAS No. 123(R), Share-Based Payment, to account for stock options and similar equity instruments issued. Accordingly, compensation expense attributable to stock options or similar equity instruments granted is measured at the fair value at the grant date, using the Black-Scholes option pricing model and a graded approach and the resultant compensation expenses are classified in our consolidated statement of operations based on the classification of the underlying option plan participants' related compensation expenses. In the event stock options are forfeited, any previously recognized compensation expense related to unvested and expiring awards is recognized in earnings in the period of forfeiture. The majority of our stock-based compensation relates to either i) mineral exploration activities associated with our exploration personnel or ii) general and administrative expenses associated with our administrative employees, directors, and consultants.

Although the assumptions used to record stock compensation expense reflect management's best estimates, they involve inherent uncertainties based on market conditions generally outside of our control. If other assumptions were used, stock-based compensation expense could be significantly impacted. As stock options are exercised, the proceeds received on exercise, in addition to the previously recognized amounts related to those stock options, are credited to stockholders' equity.

Selected Financial Information

The following table sets forth selected financial information for the years ended December 31, 2007 and 2006. This summary of selected financial information is derived from, and should be read in conjunction with, and is qualified in its entirety by reference to, our audited financial statements for the fiscal year ended December 31, 2007 and the related note disclosures.

In Thousands, except Per Share Amounts	Year Ended December 31, 2007	Year Ended December 31, 2006		Cumulative from Inception (March 25, 2003) through December 31, 2007
Statement of Loss and Deficit
Total Expenses	$$16,370	$7,326		$25,256
Net loss	$(14,575)	$(6,279)		$(22,405)
Loss per Share-basic and diluted	$(0.21)	$(0.15)	$	N/A
Balance Sheet Data	As at December 31, 2007	As at December 31, 2006
Total Assets	$74,519	$45,007
Total Long-Term Debt	$-	$-
Total Liabilities	$23,433	$15,797
Total Shareholders' Equity	$51,086	$29,210

The disclosure that follows is a discussion of each of the properties that we have an interest in and our results of operations for the fiscal years ended December 31, 2007 and December 31, 2006.

The Caramanta and Marmato Properties

We are actively advancing Zona Alta of Marmato Mountain and the Caramanta Exploration Properties, both of which are located in Colombia's Marmato Mountain Gold District. These properties are separated by approximately seven kilometers and our focus is on securing the region between Caramanta and Marmato and any other outlying targets that may contain similar mineralization or that have the potential for mining. We have advanced our ownership interests in these projects as follows:

(A) Marmato Mountain – Zona Alta

On January 12, 2006, we entered into a Stock Purchase Agreement with Investcol and RNC (Colombia) Limited (the "Agreement"), whereby we would (i) acquire twenty-five percent (25%) of the issued and outstanding stock of RNC (Colombia) Limited, a Belize corporation ("RNC") and (ii) hold an option to acquire the remaining seventy five percent (75%) of RNC's issued and outstanding stock over a period of time. RNC is the beneficial holder of 95% of the issued and outstanding stock of Compania Minera De Caldas, S.A. ("Caldas"), a Colombia corporation that (i) owns certain mining, mineral and exploration rights, (ii) has options to acquire certain mining, mineral and exploration rights and (iii) has exclusive rights to evaluate certain property, all located in the Zona Alta portion of Marmato Mountain in Colombia.

Pursuant to the Agreement, we:

a)

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

c)

Held the option to acquire an additional 25% of RNC by the issuance of 4,000,000 of our common shares to Investcol and the advance of an additional $15,000,000 non-interest bearing loan to RNC on or before October 30, 2006. On August 22, 2006, we amended the January 12, 2006 Stock Purchase Agreement with Investcol and RNC (Colombia) Limited and concurrently exercised our option to increase our interest in RNC from 50% to 75% in the third quarter of fiscal 2006. Under the terms of the amended agreement, we issued 4,200,000 restricted shares of our common stock and paid $200,000 to Investcol. In connection with this transaction we committed to provide an additional $5,000,000 by way of a non-interest bearing demand loan to RNC by December 31, 2006 and provide sufficient funds to RNC, upon terms satisfactory to the Company, to complete a full bankable feasibility study of the Marmato Project; and

d)

Held the option to acquire the final 25% of RNC for a price equal to 25% of the value of Caldas determined by a bankable feasibility study prepared by a certified mineral property evaluator, or other acceptable third party.  The purchase price was payable in either cash or our common shares. The terms of the agreement were amended on August 22, 2006. Under the terms of the amended agreement, we held the option to acquire the remaining 25% of RNC on or before May 1, 2009 for a purchase price equal to 25% of the fair value of Caldas, as determined by a forthcoming feasibility study. The purchase price, pursuant to the amended agreement, was limited to a maximum of $15,000,000 plus 4,000,000 of our common shares. Payment of the purchase price could be satisfied in either cash, shares of our common stock, or any combination thereof.

On December 14, 2006, the parties executed a Second Amendment to the Stock Purchase Agreement (the “Second Amendment”) in order to revise the consideration required to exercise our option to acquire the remaining 25% of the issued and outstanding stock of RNC. Subject to the revised terms set forth in the Second Amendment, we had the option to acquire an additional 15% interest in RNC, in exchange for the issuance of 4,000,000 common shares to Investcol. In connection with the execution of the Second Amendment, we exercised our option, resulting in us acquiring an additional 15% of RNC in exchange for us issuing 4,000,000 restricted shares of our common stock valued at $5,120,000 in the fourth quarter of fiscal 2006, bringing our total ownership to 90%. The revised terms set forth in the Second Amendment provided us with the option to acquire the remaining 10% of RNC until May 1, 2009 in exchange for a purchase price of $15,000,000. The purchase price could be made in cash, shares of our common stock, or any combination thereof.

On August 24, 2007, the parties executed the Third Amendment to the Stock Purchase Agreement (the “Third Amendment”) in order to revise the consideration required to exercise our option to acquire the remaining 10% of the issued and outstanding stock of RNC to a cash payment of $300,000 and the issuance of 3,000,000 shares of our common stock.  We exercised our option to acquire the additional and final 10% interest in RNC in the Third quarter of fiscal 2007. As consideration for the acquisition of the final 10% interest in RNC, we paid Investcol $300,000 and issued to Investcol 3,000,000 shares of our common stock.

(B) Caramanta Properties

(i) Caramanta Properties – concessions 6602, 1343 and 6329

On September 22, 2005, we entered into an Assignment Agreement with Investcol Limited (“Investcol”) pursuant to which Investcol assigned, transferred, and conveyed to us all of its rights under a contract for Purchase Option of Mining Concessions entered into with Cia Servicios Y Logisticos Ltda.  As a result of the Assignment Agreement, we acquired an option to purchase certain mining, mineral and exploration rights on property known as Concessions 6602, 1343 and 6329 located in Caramanta Municipality, Antioquia Department, Medellín, Colombia for $10,000, on condition that $2,990,000 be invested in exploratory work on the property over a three year period. As additional consideration for these rights, we issued 1,000,000 restricted shares of our common stock to Investcol with a fair market value of $0.25 per share for total consideration of $260,000.

Pursuant to the Assignment Agreement, we also committed to fund $2,990,000 of exploratory work as follows:

a)

$500,000 upon the closing of the Assignment Agreement;

b)

$750,000 during the 12 month period commencing June 25, 2006; and on the earlier of June, 2006 or commencement of the second exploration phase; and

c)

$1,740,000 during the 12 month period commencing June 25, 2007.

On September 25, 2006, the Assignment Agreement was superseded in connection with our agreement to buy the Mining Concessions outright as described in (iii) below.

(ii) Caramanta Properties – concessions 6993, 7039, 6821 and 6770 and HETJ 31, 32, 26, 27 and HETG01

On February 16, 2006, we entered into a Letter of Intent (“LOI”) with Investcol to acquire Investcol's rights in a Contract for Purchase entered into with Cia Servicios y Logisticos Ltda. (“Cia Servicios”) The LOI outlined a proposed transaction whereby we intended to acquire Investcol's rights in certain mining contracts to exclusively engage in mining activities on concessions 6993, 7039, 6821 and 6770  and options that Investcol held to acquire the exclusive rights to engage in mining activities on concessions HETJ 31, 32, 26, 27 and HETG 01 all located within an area in Colombia referred to as the Caramanta Region.

The LOI was non-binding and subject to final negotiation and the execution of a definitive agreement. On April 10, 2006, we entered into a definitive agreement with Investcol finalizing this transaction (the “Assignment Agreement”). In connection with the Assignment Agreement, we paid Investcol total consideration of $350,000 and issued 1,000,000 restricted shares of our common stock.  On September 25, 2006, the Assignment Agreement was superseded in connection with our agreement to acquire the Mining Concessions outright as described below.

(iii) Acquisition of 100% of the Caramanta Exploration Properties

On September 25, 2006, through the acquisition of the outstanding shares of Gavilan Minerales, S.A., (“Gavilan”), we acquired full legal title to the Caramanta project concessions described in items A(i) and A(ii) above. Consideration paid for the acquisition included $300,000 cash and the issuance of 1,150,000 restricted shares of our common stock at a value of $1.41 per share. In addition, a $50,000 finders fee was paid to Investcol. The total acquisition cost of $1,972,000 was allocated to the net assets acquired as follows:

Mineral and exploration properties and rights	$1,781,000
Property, plant and equipment	191,000
$1,972,000

The purchase of mineral and exploration properties and rights was recorded as part of mineral and exploration properties and rights in fiscal 2006. As a result of our acquisition of Gavilan, we became the contractual owner of these concessions and we are currently working towards completing title transfer to Gavilan.

iv) Concession 668-17

On August 27, 2007, we entered into an agreement with an unrelated party that provides us with an option to acquire 100% of concession No. 668-17 in the Caramanta region.  Over a twenty-four month period, the Company has the option to pay a total of $2.4 billion Colombian pesos (approximately $1,200,000) to acquire a 100% interest in the property.  At December 31, 2007, the Company has expended an initial $150,000 for a 12.5% interest.  We plan to explore the region to determine if it is desirable to continue to acquire the remaining 87.5% interest.  Should we decide not to continue with the project, we are not obligated to make any further payments.

(C ) The Kedahda Properties

On August 30, 2006, we purchased certain mining exploration properties in the Republic of Colombia, and related geochemical and other proprietary geological data from a wholly-owned subsidiary of Anglo Gold Ashanti, Sociedad Kedahda, S.A., (“Kedhada”) for $500,000 cash consideration.  Kehdahda has agreed to hold the title for these property interests in its name for our benefit until approval for the transfer of title by Colombian mining authorities has been completed in accordance with the applicable laws of the Republic of Colombia.

 Results of Operations –Fiscal Year 2007 Compared with Fiscal Year 2006

Our fiscal 2007 operations were focused on the acquisition and development of the aforementioned interests in mining properties located in the Marmato Mountain Gold District in Colombia. We do not anticipate earning any revenues from operations until such time that commercial production commences on the mining properties for which we currently hold an interest or may acquire an interest in the future.

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

For the year ended December 31, 2007, we incurred a net loss of $14,575,000 (2006-$6,279,000). We generated interest income of $20,000 for the year ended December 31, 2007 (2006-$118,000). The primary contributors to our net loss for the year ended December 31, 2007 were mineral property exploration expenses of $8,102,000 (of which $900,000 related to non-cash stock-based compensation expenses) and general and administrative expenses of $6,066,000 (of which $2,175,000 related to non-cash stock-based compensation expenses), along with foreign exchange losses of $2,085,000.

For the comparative period, the primary contributors to our net loss were mineral property exploration expenses of $3,299,000 (of which $213,000 related to non-cash stock-based compensation expenses) and general and administrative expenses of $3,974,000 (of which $1,780,000 related to non-cash stock-based compensation expenses).

Our operations typically involve the following activities and expenditures:

i)

The acquisition of mineral concessions. To December 31, 2007, this has consisted primarily of payments for the assignment contracts and subsequent full legal titles associated with the Caramanta properties, the acquisition of Zona Alta concessions via our purchases of RNC, and the purchase of the Kedahda properties. The concessions we acquire typically grant to the concessionaire the right to carry out within the given area, the studies, works and installations necessary in order to establish the existence of the minerals, and to exploit them according to the principles, rules and criteria belonging to the accepted techniques of geology and mining engineering. During the fiscal year ended December 31, 2007, we expended a total of $4,710,000 on the acquisition of mineral concessions (2006-$22,201,000).

ii)

The acquisition of mineral and exploration rights from existing Colombian titleholders. This typically involves staged payments to affected landholders and related stakeholders. The procedure for payment is normally a payment of 25% of the total negotiated purchase price on signing, 25% of the total negotiated purchase price when title to all documentation has been submitted to the local mining department and the final 50% payment when the mining claim has been registered in Caldas. Satisfactory resolution of local landowner concerns is essential to the eventual development and operation of modern gold mines on Marmato Mountain. As at December 31, 2007, we have reached agreements with the titleholders to secure 107 titles deemed desirable in our business plan (December 31, 2006 - 90), with 80 titles registered in Caldas' name. During the year ended December 31, 2007, we expended a total of $14,819,000 on mineral and exploration rights (2006 - $10,639,000) and have obligations as at December 31, 2007 to make payments of $8,747,000 pursuant to amounts owing under our purchase agreements (December 31, 2006 - $5,610,000); and

iii)

The exploration of acquired mineral properties and related activities. This typically involves the payment of salaries, wages, and other exploration costs in the host country, directly attributable to field activities furthering our mineral concessions and rights. During the fiscal year ended December 31, 2007, we expended a total of $7,202,000 on the exploration of acquired mineral properties (2006 - $3,086,000).

As a result of our fiscal 2007 efforts to explore and evaluate the Marmato Mountain District, our mineral property exploration expenses increased significantly for the year ended December 31, 2007 to $8,102,000 (including $900,000 in stock-based compensation) from $3,299,000 (including $213,000 in stock-based compensation ) for the year ended December 31, 2006.

General and administrative expenses also increased in fiscal 2007 to $6,066,000 (2006 $3,974,000), reflecting our continued transition from a start-up enterprise to a company with an active exploration program and infrastructure sufficient to support field activities. A significant component of general and administrative expenses in fiscal 2007 was allocated stock-based compensation, which totaled $2,175,000 compared to $1,780,000 in fiscal 2006. The remainder of the Company's fiscal 2007 general administration costs included accounting and legal fees of $1,500,000 (approximately $875,000 of which  relates to Sarbanes-Oxley compliance requirements and legal costs associated with maintaining the Company's dual U.S./ Canadian public company status), investor relations costs of $1,300,000 (approximately $300,000 of which relates to TSX listing and related costs) and the balance relating to corporate salaries, travel and head office expenses.  As well, in fiscal 2007, the Company incurred $2,085,000 in foreign exchange losses on the translation of foreign currency denominated monetary assets and liabilities, as the majority of the Company's accounts payable accrued liabilities, and deferred income taxes in Caldas and Gavilan are denominated Colombian pesos and are impacted by fluctuations in foreign currency rates. During fiscal 2007, the U.S. dollar continued to weaken against the Colombian peso, declining in excess of 10% on a year to year basis, resulting in the aforementioned foreign exchange losses.

The increase in our other operating expenses in fiscal 2007, primarily amortization expenses, related to the amortization of office equipment, computers, and vehicles. For the year ended December 31, 2007, we incurred a loss from operations of $16,370,000 (2006-$7,208,000), and recorded a deferred income tax recovery of $1,775,000 related to deductible temporary differences associated with our Colombian subsidiaries (2006-$929,000), applied against unrecognized deferred tax liabilities in corresponding jurisdictions, resulting in a net loss of $14,575,000 (2006-$6,279,000).

During fiscal 2007, we used cash of $9,607,000 in operations (2006-$4,801,000). The majority of our operating cash requirements consisted of exploration costs incurred in our Colombian operations, and consulting fees, travel expenses, and audit and legal fees related to regulatory compliance. During fiscal 2007, we issued common shares and share purchase warrants for net proceeds of $28,468,000 and issued and repaid $9,700,000 in short-term bridge loans. As well, we received $131,000 from the exercise of stock options.  During fiscal 2007, we expended $954,000 on the purchase of capital assets and $11,982,000 funding the acquisition of mineral exploration rights, resulting in a net cash decrease of $12,936,000 for the year ended December 31, 2007.

As at December 31, 2007, we held cash and cash equivalents of $6,939,000. Our working capital deficiency of $3,680,000 consisted of i) cash and cash equivalents of $6,939,000; ii) prepaid expenses and deposits of $585,000, consisting primarily of advances for mineral and exploration rights and prepaid Marmato exploration expenditures; iii) prepaid consulting fees of $3,670,000, reflecting the current portion of unamortized stock-based compensation associated with direct stock awards; and iv) current liabilities of $11,565,000, consisting primarily of amounts owing to Marmato titleholders under our mineral and exploration rights purchase agreements (at December 31, 2007, $8,747,000 is owing pursuant to these agreements) with the balance associated with general trade payables.  While we endeavor to manage the timing of these payments, the timing of settlement of these liabilities is uncertain.  Payment of our mineral and exploration rights agreements are typically due as the contracts progress through the Colombian government approval process.

Results of Operations – Fiscal 2006 Compared with Fiscal 2005

For the year ended December 31, 2006, we incurred a net loss of $6,279,000 (2005-$1,491,000). We generated interest income of $118,000 (2005-$NIL). The primary contributors to our net loss were mineral property and exploration expenses of $3,299,000 (of which $214,000 related to non-cash stock-based compensation charges) and general and administrative expenses of $3,974,000 (of which $1,780,000 related to non-cash stock based compensation charges).

As a result of our fiscal 2006 efforts to explore and evaluate the Marmato Region, our mineral property exploration expenses increased significantly, from $1,179,000 for the fiscal year ended December 31, 2005 to $3,299,000 for the fiscal year ended December 31, 2006.

General and administrative expenses also increased during fiscal 2006, from $309,000 in fiscal 2005 to $3,974,000 in fiscal 2006 (of which $1,780,000 related to non-cash stock-based compensation charges), reflecting our transition from a start-up enterprise to a Company with an active exploration program and infrastructure sufficient to support field activities. The primary component of general and administrative expenses in fiscal 2006 was allocated stock-based compensation, which totaled $1,780,000. The remainder, $2,194,000, consisted primarily of consulting fees paid to directors, officers, and shareholders of $885,000, and the balance related to accounting, legal, investor relations, and travel expenses associated with the ramp-up of our exploration activities.

The increase in our other operating expenses in fiscal 2006, primarily amortization expenses, related to the amortization of office equipment, computers, and vehicles. For the year ended December 31, 2006, we incurred a net loss of $6,279,000 (2005- $1,492,000). The primary contributors to our net loss were mineral property exploration expenses of $3,299,000, general and administrative expenses of $3,974,000 (of which $1,780,000 related to non-cash stock based compensation charges) and a future income tax recovery of $929,000 related to deductable temporary differences associated with our Colombian subsidiaries.

During fiscal 2006, we used cash of $4,801,000 in operations (2005-$1,339,000). The majority of our operating cash requirements consisted of costs incurred to establish our Colombian operations, primarily consulting fees, travel expenses, and audit and legal fees. During fiscal 2006, we issued a total of 13,350,000 common shares as consideration for i) the acquisition of 90% of RNC and ii) the acquisition of Gavilan. We received no cash from these issuances, but did receive net proceeds of $10,822,000 in connection with the separate issuance of 13,097,749 common shares. In fiscal 2006, we expended $465,000 on the purchase of capital assets and $6,239,000 acquiring mineral exploration rights, resulting in a net cash usage of $683,000 for the year ended December 31, 2006.

As at December 31, 2006, we held cash and cash equivalents of $883,000. Our working capital deficiency of $4,979,000 consisted of i) cash and cash equivalents of $883,000; ii) prepaid expenses and deposits of $176,000, consisting primarily of advances for mineral and exploration rights and prepaid Marmato exploration expenditures; and iii) accounts payable and accrued liabilities of $6,038,000, consisting primarily of amounts owing to Marmato titleholders under our mineral and exploration rights purchase agreements. These amounts relate primarily to staged payments owing under our agreements to acquire exploration rights from existing Colombian titleholders as described earlier in this MD&A.

Quarterly Results (in thousands, except per share amounts)

	2007				2006
	Q4	Q3	Q2	Q1	Q4	Q3	Q2	Q1
Net Loss	$ (4,923)	$ (3,930)	$ (3,219)	$ (2,503)	$ (1,398)	$ (1,946)	$ (1,602)	$ (1,333)
Net loss per share
- basic and Diluted	$ (0.06)	$ (0.06)	$ (0.05)	$ (0.04)	$ (0.03)	$ (0.04)	$ (0.04)	$ (0.04)

In the fourth quarter of fiscal 2007, we generated a net loss of $4,923,000 and used $2,208,000 cash in our operations. The amount of $9,589,000 of cash was generated from the issuance of common shares and warrants and the exercise of outstanding stock options, and $2,366,000 of cash was used for the purchase of mineral rights and property and equipment. As discussed elsewhere in the MD&A, the increase in quarterly net loss over the last eight quarters is consistent with the ramp-up of mineral exploration activities in fiscal 2006 and 2007.

Liquidity and Capital Resources

Our cash and working capital positions as at the dates indicated were as follows:

	As at December 31, 2007	As at December 31, 2006
Cash and cash equivalents	$ 6,939,000	$ 883,000
Working capital deficiency	$ (3,680,000)	$ (4,979,000)

We have historically relied on equity capital to fund our operations and mineral property acquisition and exploration activities. For the cumulative period from March 25, 2003 to December 31, 2007, we have raised $42.3 million from the issuance of shares of our common stock, share purchase warrants, and short-term bridge loans (net of repayments) and used $35.4 million to fund operations and mineral property acquisition and exploration activities, leaving cash and cash equivalents of $6.9 million and a working capital deficiency of $3.7 million as at December 31, 2007.

During fiscal 2007, we completed three separate private placements for total net proceeds of $28,468,000 as follows:

i)

On March 21, 2007, we completed a private equity offering of 9,020,000 common shares at $1.00 per common share.  The gross proceeds received from the offering were $9,020,000.  In connection with this private offering, we paid commissions of $541,000 and issued agents' warrants to purchase 541,200 shares of the Company's stock with each warrant exercisable at any time up to March 22, 2010 at an exercise price of $1.00 per share.

ii)

On August 14, 2007, we completed a private equity offering of 8,483,000 units at CDN$1.40 per unit to a total of 24 investors. Each unit consists of one share of our common stock and one-half Warrant (the “Warrant”) for a total of 8,483,000 common shares and 4,241,500 Warrants issued. The total gross proceeds raised was CDN $11,876,000. Each Warrant is exercisable for one common share at an exercise price of CDN $1.85 and the Warrants are exercisable for 12 months following the closing of the offering. The Warrant also requires the holder to exercise, upon notice from the Company, in the event that during any fifteen consecutive trading days, the common stock of the Company closes at or above CDN $2.25 on a recognized North American stock exchange. In connection with this private equity offering, we paid commissions of $713,000 and issued additional warrants (the “Agent's Warrants”) to purchase 508,980 shares of our common stock, with each Agent's Warrant exercisable at a price of CDN $1.40 for a period of thirty-six months from the date of issuance.

iii)

On December 28, 2007, we completed a private equity offering of 9,165,226 Units at CDN $1.10 per Unit to a total of 11 investors.  Each Unit consists of one share of common stock and one-half warrant (“the Warrant”) for a total of 9,165,226 common shares and 4,582,613 warrants issued.  The total gross proceeds raised was $10,283,000 (CDN $10,082,000).  Each warrant is exercisable for one common share at an exercise price of CDN $1.20 and the Warrants are exercisable at any time up to December 28, 2012.  In connection with this private equity offering, we paid as commissions of $668,000, incurred issue costs of $120,000, and issued additional warrants (“Agents' Warrants”) to purchase 595,739 shares of the Company's common stock with each Agents' Warrant exercisable for one common share at an exercise price of CDN $1.20 and the Warrants are exercisable at any time up to December 28, 2009.

Based upon our current financial condition, we anticipate that the current cash on hand is insufficient to operate our business through the end of fiscal 2008.  As at February 28, 2008, our cash resources were less than $1 million and we will need to raise additional debt or equity financing during the first quarter of fiscal 2008 to continue to execute our business plan.  We intend to fund operations through additional debt and/or equity financing arrangements, which may be insufficient to fund expenditures or other cash requirements. We plan to seek additional financing in private and/or public equity offerings to secure funding for our operations. There can be no assurance that we will be successful in raising additional funding. If we are not able to secure additional funding, the implementation of our business plan will be impaired and we may lose our option to purchase certain mining and mineral rights. There can be no assurance that such additional financing will be available to us on acceptable terms or at all.

In order to finance continuing operations and make payments related to the acquisition of identified properties, additional funding from external sources will be required.

Off-balance sheet arrangements, Commitments, and Contingencies

i)

 Caramanta Properties

Pursuant to an option agreement to purchase concession No. 669-17 in the Caramanta region, provided we determine it in the best interest of the Company to continue exploration, the contract specifies the following scheduled payments required to obtain a 100% interest in the project: fiscal 2008 - $325,000 and Fiscal  2009 – $725,000.  We intend to continue exploration of the project and accordingly determining whether we will continue to make scheduled payments towards acquiring a 100% interest.  In the event we chose not to continue the project, no further payments are required and the option would be terminated.

ii)

Acquisition of Mineros

As described earlier in this MD&A, we have entered into an agreement to purchase Mineros for cash consideration of $35 million.  We have provided a deposit guarantee of $2,500,000, which would be payable to the vendors if the transaction is not complete for any reason.

Contractual obligations

We have a two-year employment contract with Mr. J. Randall Martin, our Chief Executive Officer and Vice Chairman, through September 30, 2009. Under the contract, Mr. Martin is entitled to receive  monthly compensation of $20,000, and is eligible to participate in our share compensation arrangements. In addition, Mr. Martin is entitled to reimbursement of all reasonable out-of-pocket expenses incurred in the performance of his duties. If Mr. Martin's contract is terminated without cause, he is entitled to receive a lump sum equal to 12 months monthly compensation and accelerated vesting of his options. Under the contract, Mr. Martin has disclaimed any rights to all intellectual property created by him or jointly with others while with us. In addition, following termination of the contract, Mr. Martin will be subject to a one year non-competition covenant.

We have a two-year employment contract with Mr. James Kopperson, our Chief Financial Officer, through September 30, 2009. Under the contract, Mr. Kopperson is entitled to receive monthly compensation of CDN $17,500, and is eligible to participate in our share compensation arrangements. In addition, Mr. Kopperson is entitled to reimbursement of all reasonable out-of-pocket expenses incurred in the performance of his duties. If Mr. Kopperson's contract is terminated without cause, he is entitled to receive a lump sum equal to 12 months monthly compensation and accelerated vesting of his options. Under the contract, Mr. Kopperson has disclaimed any rights to all intellectual property created by him or jointly with others while with us. In addition, following termination of the contract, Mr. Kopperson will be subject to a one year non-competition covenant.

We have a two-year consulting contract with Dr. Stewart Redwood, our Vice President of Exploration, through September 30, 2008. Under the contract, Dr. Redwood is entitled to receive compensation at the rate of $1,000 per day and is eligible to participate in our share compensation arrangements. In addition, he is entitled to reimbursement of all reasonable out-of-pocket expenses incurred in the performance of his duties. We also granted Dr. Redwood 500,000 restricted shares in the first quarter of fiscal 2007. Should Dr. Redwood's contract with us be terminated with cause or by his resignation before the period of two years has elapsed, he is required to return pro rata portion of the shares based on the time remaining on the contract.

We have a two-year contract with Mr. Thomas Lough, our President, through October 15, 2009.  Mr. Lough is also the President and a director of Investcol. We purchased our 100% interest in RNC from Investcol. Under the contract, Mr. Lough is entitled to receive monthly compensation of CDN $15,000. In addition, Mr. Lough is entitled to reimbursement of all reasonable out-of-pocket expenses incurred in the performance of his duties. If Mr. Lough's contact is terminated without cause, he is entitled to recover a lump sum equal to 12 months monthly compensation and accelerated vesting of his options. Under the contract, Mr. Lough has disclaimed any rights to all intellectual property created by him or jointly with others while with us. In addition, following termination of the contract, Mr. Lough will be subject to a one year non-competition covenant.

Related Party Transactions

Certain transactions described under The Caramanta and Marmato Properties elsewhere in this MD&A are considered related party transactions. During certain periods, we also paid management and consulting fees to directors, senior officers and shareholders, and for certain prior periods, we paid office rental fees to a company related to a former director. Further information on these transactions is provided in our accompanying consolidated financial statements under Note 8 – “Related Party Transactions”.

During fiscal 2007, we also entered into three promissory notes totaling $9,700,000 with our President, Vice Chairman and a Company controlled by these individuals.  These short-term bridge loans, bearing interest at a rate of 10% and secured by our investment in RNC, were repaid during the year out of the proceeds of our March 21, 2007, August 14, 2007, and December 28, 2007 private placements.  A total of $10,124,000 (representing the $9,700,000 principal amount, loan origination fees of $274,000, and accrued interest of $150,000) was paid to the holders in full satisfaction of all amounts owing.

On February 8, 2008, we borrowed $2,500,000 from Global Resource Fund (“Global”) pursuant to a promissory note issued to Global (the “Promissory Note”).  Auramet Trading, LLC is a $750,000 participant in the loan and one of our directors, James Verraster, serves as Chief Executive Officer of Auramet Trading, LLC.

The Promissory Note provides for a $2,500,000 secured loan maturing on July 31, 2008.  The borrowing under the Promissory Note is secured by a guarantee by our subsidiaries.  The guarantee is in turn secured by first priority pledges of the shares of such subsidiaries held directly and indirectly by the Company.  The borrowing under the Promissory Note bears interest at the rate of 12.5% per annum, and interest payments are due monthly on the last day of the month, commencing on February 29, 2008.  Proceeds from the borrowing are being used in connection with the Company's successful bid to acquire all of the issued and outstanding shares of Mineros, as described elsewhere in the MD&A, as well as for general corporate purposes.

In connection with the loan, we issued 350,000 common share purchase warrants to Global and paid an up-front fee equal to 3.0% of the borrowing under the promissory note.  Each warrant entitles the holder to purchase one common share at an exercise price of CDN $1.10 for a period of 24 months from the date of closing.  If the warrants are not exercised by the expiration date, the holder may require us to repurchase the warrants for US$50,000.

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

Going Concern

We incurred a net loss of $22.4 million for the period from inception on March 23, 2003 to December 31, 2007, and we are not presently generating any revenue. Furthermore, we have used in excess of $35 million during this period to fund our operations and mineral acquisitions program. At December 31, 2007, we had a working capital deficiency of $3.7 million. Our future is dependent upon our ability to obtain additional financing and upon future acquisition, exploration and development of profitable operations from our mineral properties subsequent to December 31, 2007, we secured a $2.5 million short-term bridge loan as described elsewhere in this MD&A. We plan to continue to seek additional financing in private and/or public equity offerings to secure funding for our operations. Our estimate of financing requirements in fiscal 2008 is approximately $100 million ($35 million for the acquisition of Mineros and related exploration, $30 million for the acquisition of Colombia Gold and related exploration, $25 million for the remaining exploration of Zona Alta and $10 million for other regional exploration).

As at February 28, 2008 our cash resources are less than $1 million and we will need to raise additional debt or equity financing during the first quarter of fiscal 2008 to continue to execute our business plans.  We currently do not have any arrangements for additional financing. There can be no assurance that such additional financing will be available to us on acceptable terms, or at all. These factors, among others, raise substantial doubt about our ability to continue as a going concern. Our financial statements do not include any adjustment to reflect the possible future effect on the recoverability and classification of the assets or the amounts and classification of liabilities that may result should we cease to continue as a going concern.

Limited Operating History

We have a very limited operating history upon which an evaluation of our future success or failure can be made. It was only recently that we took steps in a plan to engage in the acquisition of interests in exploration and development properties in Western Colombia, and it is premature to evaluate the likelihood that we will be able to operate our business successfully. To date, we have been involved primarily in the acquisition of property interests and mining rights in Western Colombia. We have not earned any revenues from our current operations.

Title Risk

We do not maintain insurance against title. Title on mineral properties and mining rights involves certain inherent risks due to the difficulties of determining the validity of certain claims as well as the potential for problems arising from the frequently ambiguous conveyance history of many mining properties. Currently, we are in the process of investigating the title of mineral concessions for which we hold either directly or through our equity interest in our Colombian subsidiaries. We cannot give any assurance that title to properties we acquired individually or through historical share acquisitions will not be challenged or impugned and cannot be certain that we will have or acquire valid title to these mining properties. For example, there is a risk that the Colombian government may in the future grant additional titles in excess of the Company's expectations to currently illegal miners. Furthermore, although the Company believes that mechanisms exist to integrate the titles of legal mineral properties currently not owned by the Company, there is a risk that this process could be time consuming and costly. As the Company begins the processes of integration, the costs of acquiring the remaining properties and associated surface rights could rise significantly or become cost prohibitive. Furthemore, the risk exists that one or more of the remaining titleholders could delay the integration process through administrative avenues. The possibility also exists that title to existing properties or future prospective properties may be lost due to an omission in the claim of title. As a result, any claims against us may result in liabilities or costs we will not be able to afford or significant delays resulting in the failure of our business.

Town Relocation Risk

Our business plan includes the relocation the town of Marmato from its current location on the Marmato Mountain to a safer location. While we are currently working with city, state, and federal governments to facilitate this relocation, we are subject to the risk of political, economic, or social circumstances that could delay our ability to complete the town relocation. If we are unable to complete the town relocation, our ability to advance our Marmato project could be impaired.

Political and Economic Uncertainties

Our property interests and proposed exploration activities in Western Colombia are subject to political, economic and other uncertainties, including the risk of expropriation, nationalization, renegotiation or nullification of existing contracts, mining licenses and permits or other agreements, changes in laws or taxation policies, currency exchange restrictions, and fluctuations changing political conditions and international monetary fluctuations. Future government actions concerning the economy, taxation, or the operation and regulation of nationally important facilities such as mines, could have a significant effect on us. Any changes in regulations or shifts in political attitudes are beyond our control and may adversely affect our business. Exploration may be affected in varying degrees by government regulations with respect to restrictions on future exploitation and production, price controls, export controls, foreign exchange controls, income and/or mining taxes, expropriation of property, environmental legislation and mine and/or site safety.  No assurances can be given that our plans and operations will not be adversely affected by future developments in Colombia. Colombia is home to South America's largest and longest running insurgency. Any changes in regulations or shifts in political attitudes are beyond the control of the Company and may adversely affect our business.

Government Regulation and Environmental Risks

Our operations are subject to Colombian and local laws and regulations regarding environmental matters, the abstraction of water, and the discharge of mining wastes and materials. Any changes in these laws could affect our operations and economics. Environmental laws and regulations change frequently, and the implementation of new, or the modification of existing, laws or regulations could harm us. We cannot predict how agencies or courts in Colombia will interpret existing laws and regulations or the effect these adoptions and interpretations may have on our business or financial condition. We may be required to make significant expenditures to comply with governmental laws and regulations.

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

Additionally, we do not maintain insurance against environmental risks. As a result, any claims against us may result in liabilities we will not be able to afford resulting in the failure of our business. Failure to comply with applicable laws, regulations, and permitting requirements may result in enforcement actions, including orders issued by regulatory or judicial authorities causing operations to cease or be curtailed, and may include corrective measures requiring capital expenditures, installation of additional equipment, or remedial actions. Parties engaged in exploration operations may be required to compensate those suffering loss or damage by reason of the exploration activities and may have civil or criminal fines or penalties imposed for violations of applicable laws or regulations and, in particular, environmental laws.

Amendments to current laws, regulations and permits governing operations and activities of exploration companies, or more stringent implementation thereof, could have a material adverse impact on the Company and cause increases in expenditures and costs, or require abandonment or delays in developing new mining properties.

Competition

The mineral exploration business is highly competitive.  Many of our competitors have greater financial resources than we do. As a result, we may experience difficulty competing with other businesses when conducting mineral exploration activities or in the retention of qualified personnel. No assurances can be given that we will be able to compete effectively.

Commodity Fluctuations

The availability of markets and the volatility of market prices are beyond our control and represent a significant risk. Even if commercially viable deposits of gold are found to exist on our property interests, a ready market may not exist for the sale of the reserves. Numerous factors beyond our control may affect the marketability of any substances discovered. These factors include market fluctuations, the proximity and capacity of markets and processing equipment, government regulations, including regulations relating to prices, taxes, royalties, land tenure, land use, importing and exporting of minerals and environmental protection. These factors could inhibit our ability to sell gold in the event that commercially viable deposits are found to exist.

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

Dependence on Key Management

The ability to identify, negotiate and consummate transactions that will benefit us is dependent upon the efforts of our management team. The loss of the services of any member of management could have a material adverse effect on us. Our planned future drilling activities may require significant investment in additional personnel and capital equipment. Given the current shortage of equipment and experienced personnel within the mining industry, there can be no assurance that we will be able to acquire the necessary resources to successfully implement our business plan.  We have historically experienced, and continue to experience, significant delays in recovering quality assay and verified assay results from our third-party analytical laboratories. The delays stem from third party issues with our third party laboratories' quality control systems, as we have implemented a rigorous in-house quality control program that our external labs have experienced difficulty meeting. As a result, while we believe our current quality control programs to be comprehensive, there can be no assurance that we will be able to complete and update our resource estimates on a timely basis due to our, and the industry in general, reliance on third party assay laboratories to complete resource estimates.

Dependence on a Single Exploration Region

The Company is currently dependent upon one principal mineral exploration region, that being the Marmato Mountain Gold District in Colombia. The Marmato Mountain Gold District may never develop into commercially viable ore bodies, which would have a materially adverse affect on the Company's potential mineral resource production, profitability, financial performance and results of operations.

Exploration and Mining Risks

The business of exploring for and mining of minerals involves a high degree of risk.  Only a small proportion of the properties that are explored are ultimately developed into producing mines. At present, none of our properties have proven or probable reserves and the proposed programs are an exploratory search for proven or probable reserves. The mining areas presently being assessed by us may not contain economically recoverable volumes of minerals or metals. Our operations may be disrupted by a variety of risks and hazards which are beyond our control, including fires, power outages, labor disruptions, flooding, explosions, cave-ins, land slides and the inability to obtain suitable or adequate machinery, equipment or labor and other risks involved in the operation of mines and the conduct of exploration programs. We have relied and may continue to rely upon consultants and others for operating expertise. Should economically recoverable volumes of minerals or metal be found, substantial expenditures will be required to establish reserves through drilling, to develop metallurgical processes, and to develop the mining and processing facilities and infrastructure at any site chosen for mining. Although substantial benefits may be derived from the discovery of a major mineralized deposit, no assurance can be given that minerals will be discovered in sufficient quantities or having sufficient grade to justify commercial operations or that funds required for development can be obtained on a timely basis.  The economics of developing gold and other mineral properties are affected by many factors, including: the cost of operations, variations of the grade of ore mined, fluctuations in the price of gold or other minerals produced, costs of processing equipment, the government regulations, including regulations relating to royalties, allowable production, importing and exporting of minerals and environmental protection. In addition, the grade of mineralization ultimately mined may differ from that indicated by drilling results and such differences could be material. Short term factors, such as the need for orderly development of ore bodies or the processing of new or different grades, may have an adverse effect on mining operations and on our results of operations. There can be no assurance that minerals recovered in small scale laboratory tests will be duplicated in large scale tests under on-site conditions or in production scale operations. Material changes in geological resources, grades, stripping ratios or recovery rates may affect the economic viability of projects. Depending on the price of gold or other minerals produced, which have fluctuated widely in the past, we may determine that it is impractical to commence or continue commercial production.

Risks Inherent in Estimating Mineral Reserves and Production

No assurance can be given that any proven or probable reserves will be discovered or that any particular level of recovery of minerals will in fact be realized or that any identified reserves will ever qualify as a commercially mineable (or viable) deposit which can be legally and economically exploited. In addition, the grade of mineralization which may ultimately be mined may differ from that indicated by drilling results and such differences could be material. Production can be affected by such factors as permitting regulations and requirements, weather, environmental factors, unforeseen technical difficulties, unusual or unexpected geological formations and work interruptions.

Conflicts of Interest

The Company's directors and officers may serve as directors or officers of other companies or have significant shareholdings in other resource companies and, to the extent that such other companies may participate in ventures in which the Company may participate, the directors of the Company may have a conflict of interest in negotiating and concluding terms respecting the extent of such participation. In the event that such a conflict of interest arises at a meeting of the Company's directors, a director who has such a conflict will abstain from voting for or against the approval of such participation or such terms. In accordance with the laws of the State of Delaware, the directors of the Company are required to act honestly, in good faith and in the best interests of the Company. In determining whether or not the Company will participate in a particular program and the interest therein to be acquired by it, the directors will primarily consider the degree of risk to which the Company may be exposed and its financial position at that time.

Repatriation of Earnings

There are currently no restrictions on the repatriation from Colombia of earnings to foreign entities. However, there can be no assurance that restrictions on repatriations of earnings from Colombia will not be imposed in the future.

Currency Fluctuations

The Company's operations in Colombia make it subject to foreign currency fluctuations and such fluctuations may materially affect the Company's financial position and results. We report our financial results in U.S. dollars and incur expenses in U.S. dollars, Canadian dollars, and Colombian pesos. As the exchange rate between the Canadian dollar and Colombian peso fluctuates against the U.S. dollar, we will experience foreign exchange gains and losses, both realized and unrealized, and such gains and losses may be significant. We do not hedge any of our foreign currency exposure.

Enforcement of Civil Liabilities

Substantially all the assets of the Company are located outside of the Unites States, and certain of the directors and officers of the Company are resident outside of the United States. As a result, it may be difficult or impossible to enforce judgments granted by a court in the United States against the assets of the Company or the directors and officers of the Company residing outside of the United States.

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

Sarbanes Oxley

The Sarbanes-Oxley Act of 2002 was enacted in the United States in response to public concerns regarding corporate accountability in connection with recent accounting scandals. The stated goals of the Sarbanes-Oxley Act are to increase corporate responsibility, to provide for enhanced penalties for accounting and auditing improprieties at publicly traded companies, and to protect investors by improving the accuracy and reliability of corporate disclosures pursuant to the securities laws. The Sarbanes-Oxley Act generally applies to all companies that file or are required to file periodic reports with the SEC, under the Securities Exchange Act of 1934. As a public company, we are required to comply with the Sarbanes-Oxley Act. The enactment of the Sarbanes-Oxley Act of 2002 has resulted in a series of rules and regulations by the SEC that increase responsibilities and liabilities of directors and executive officers. The perceived increased personal risk associated with these recent changes may deter qualified individuals from accepting these roles. As a result, it may be more difficult for us to attract and retain qualified persons to serve on our board of directors or as executive officers.  Sarbanes Oxley 404 compliance, is a costly and time-consuming process and there can be no assurance that we will continue to be compliant.  We have limited internal and external resources to devote to maintaining SOX 404 compliance and there can be no assurance that we can maintain compliance. We continue to evaluate and monitor developments with respect to these rules, and we cannot predict or estimate the amount of additional costs we may incur or the timing of such costs.

Completion of Mineros and Colombia Gold Transactions

As described earlier in this MD&A, the Company is in the process of closing both the Mineros and Colombia Gold acquisitions.  There can be no assurance that either of these transactions will be completed, as significant regulatory, due diligence, and legal matters are outstanding.  Furthermore, one or more of these transactions may be subject to shareholder approval.  There can be no assurance that we will have the financial and management resources to complete these transactions.

Recently Issued Accounting Standards

In September, 2006 the FASB issued FAS 157 – Fair Value Measurements that provides enhanced guidance for using fair value to measure assets and liabilities.  FAS 157 applies whenever U.S. GAAP requires or permits measurement of assets or liabilities at fair value.  FAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007 (partially deferred for certain non financial assets and liabilities).  The Company is currently in the process of assessing the implications to the Company of FAS 157.

In February 2007 the FASB issued FAS 159 – The Fair Value Option for Financial Assets and Financial Liabilities. FAS 159 offers an irrevocable option to carry eligible financial assets and liabilities at fair value, with the election to be made on an instrument by instrument basis, with changes in fair value recorded in earnings.  FAS 159 is expected to expand the use of fair value measurement for many companies, which is consistent with the FASB's long-term measurement objectives for accounting for financial instruments.  FAS 159 is effective as of an entity's first fiscal year that begins after November 15, 2007 and is applied prospectively.  The Company is currently in the process of assessing the implications to the Company of FAS 159.

In December 2007, the FASB issued FAS 141(R), Business Combinations, which will replace FAS 141 prospectively effective for business combinations consummated after the effective date of December 15, 2007.  Early adoption is not permitted.  Under FAS 141(R), business acquisitions will be accounted for under the “acquisition method”, compared to the “purchase method” mandated by FAS 141.

In December 2007, the FASB issued FAS 160 – Non-Controlling Interests in Consolidated Financial Statements which is effective for fiscal years beginning after December 15, 2008.  Under FAS 160, non-controlling interests are measured at 100% of the fair value of assets acquired and liabilities assumed.  Under current standards, the non-controlling interest is measured at book value.  For presentation and disclosure purposes, non-controlling interests will be classified as a separate component of shareholders' equity.  In addition, FAS 160 will change the manner in which increases/decreases in ownership percentages are accounted for.  Changes in ownership percentages will be recorded as equity transactions and no gain or loss will be recognized as long as the parent retains control of the subsidiary.  When a parent company deconsolidates a subsidiary but retains a non-controlling interest, the non-controlling interest is re-measured at fair value on the date control is lost and a gain or loss is recognized at that time. Finally, under FAS 160, accumulated losses attributable to the non-controlling interests are no longer limited to the original carrying amount, and therefore non-controlling interests could have a negative carrying balance.  The provisions of FAS 160 are to be applied prospectively with the exception of the presentation and disclosure, which are to be applied for all prior periods presented in the financial statements. Early adoption is not permitted.

Share Data

At February 28, 2008, we have 86,590,075 common shares outstanding. In addition, we have outstanding:

i)

5,890,000 stock options, each of which is exercisable into one common share; and

ii)

17,360,738 common share purchase warrants, each of which is exercisable into one common share.

Fiscal 2007 Exploration Activities and Fiscal 2008 Outlook

Marmato Properties

We have been working on the Marmato Mountain Development Project since 2005. The main focus of work since then has been to negotiate the purchase of numerous small mines that compromise the Zona Alta (Upper Zone) portion of the mountain.  In 2007 we began technical studies to carry out a scoping study scheduled for completion in the first quarter of 2008 and a feasibility study scheduled for fiscal 2009.

Drilling and Underground Sampling

Our initial exploration program comprises 8,000 meters of diamond drilling plus a comprehensive program of channel sampling of underground mines.

Diamond drilling started with one drill rig. By the end of fiscal 2007, a total of 11,500 meters of drilling in 67 holes had been completed.

As at December 31, 2007, we have purchased three portable diamond drills, all of which were operation at year-end. We also have two drills supplied by a third-party contractor on site and operational for a total of five drills in operation.

The underground channel sampling program at Marmato continued during fiscal 2007. The program comprises continuous saw-cut channel samples from all cross-cuts, mine faces and at regular intervals along the backs in the numerous artisanal mines in the Zona Alta. This is being carried out in conjunction with detailed surveying of the mine portals by differential global positioning system instruments and detailed surveying of the underground mines by total station survey instruments. This will enable a three-dimensional model of the mines and veins to be constructed. A program of mine maintenance and rehabilitation is also being carried out for access for surveying and sampling. In addition, we also carried out research into historical gold production at Marmato.

Metallurgy

SGS Lakefield Research Limited (“SGS”) of Lakefield, Ontario has been contracted by us to carry out preliminary scoping metallurgy test work to develop a process flow sheet for our Scoping Study. Work continued through fiscal 2007.

Geotechnical Studies

Golder Associates Ltd. (“Golder”) of Mississagua, Ontario has been contracted by us to carry out geotechnical data collection and interpretation for open pit design, and to make a preliminary selection and evaluation of sites for waste rock and tailings disposal. This will form part of the Scoping Study. Geotechnical logs are being made of the drill core by our geologists and Golders will use this and other data to carry out data analysis and pit slope determination at a scoping study level. These studies continued during fiscal 2007.

Environmental Studies

An Environmental Baseline Study was started in October 2006 by LHC Consultores Ambientales (“LHC”) of Colombia. The study will give a full year of environmental data for incorporation on the Scoping Study. The study will form the basis for our future environmental permits and our Social and Environmental Impact Statement (EIS). We believe that we have no current environmental liability for past practices of others and we have received approval for drilling from Corpocaldas under an approved Environmental Management Plan. Nevertheless, we intend to meet or exceed modern global standards of environmental stewardship in the preparation of the Baseline study and subsequent EIS.

Knight Piesold of Denver, Colorado have been contracted to carry out validation of environmental data collection and management, and a social impact study, including independent supervision of the baseline study being carried out by LHC, SGS has been contracted by us to carry out a preliminary and rock drainage study (ARD) on tailings and waste rock.

Scoping Study

We have contracted Micon International Limited of Toronto, Ontario to carry out a Scoping Study and preliminary evaluation assessment of Marmato, with completion targeted for early 2008.

Caramanta Properties

We currently control in excess of 18,000 hectares of exploration licenses in the Caramanta project through ownership, options and applications. These surround the Marmato Mountain Development Project and our objective is to acquire additional licenses to consolidate the district. We believe that there is good potential for discovery of additional gold deposits in the Marmato District in a cluster of targets surrounding our core Marmato Mountain Development Project. Reconnaissance surface exploration work on the Caramanta project comprising rock sampling and geological mapping was completed in fiscal 2007, following up on anomalies identified by stream sediment sampling. In fiscal 2007 we also announced the discovery of five large, distinct gold targets in the area surrounding Marmato. The targets are El Salta, Oro Fino, Pácora, Compania, and San Bartolome.  These targets are based on gold anomalies on surface rock and soil samples. Additional surface sampling and geological mapping is being undertaken and a helicopter-borne magnetic and radiometric survey was started in the fourth quarter of 2007, scheduled to be completed in March, 2008.  The results of these programs will be used to define drill targets.

Item 7.

Financial Statements

Report of Independent Auditors

To the stockholders of Colombia Goldfields Ltd.:

We have audited the accompanying consolidated balance sheets of Colombia Goldfields Ltd. (the Company) as of December 31, 2007 and 2006, and the related consolidated statements of operations and comprehensive loss, stockholders' equity (deficiency) and of cash flows for each of the years in the two year period ended December 31, 2007. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States of America). Those standards require that we plan and perform an audit to obtain reasonable assurance whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation.

In our opinion, these consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as at December 31, 2007 and 2006, and the results of its operations and its cash flows for each of the years in the two year period ended December 31, 2007 in conformity with accounting principles generally accepted in the United States of America.

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

/s/ PricewaterhouseCoopers LLP

Chartered Accountants, Licensed Public Accountants
Toronto, Canada
March 19, 2008

COLOMBIA GOLDFIELDS LTD. (An Exploration Stage Company) CONSOLIDATED BALANCE SHEETS (Amounts in US Dollars, In Thousands, Except Share and Per Share Amounts)

	December 31,	December 31,
Amounts in US Dollars, in Thousands, Except Share Amounts	2007	2006

ASSETS

Current

Cash and cash equivalents	$6,939	$883
Prepaid expenses and deposits	579	176
Prepaid consulting fees (Note 5)	367	-
	7,885	1,059

Mineral and exploration properties and rights (Note 3)	65,377	43,528
Property and equipment, net of accumulated amortization (Note 4)	1,257	420
	$74,519	$45,007

LIABILITIES

Current

Accounts payable and accrued liabilities	$2,818	$428
Mineral property purchase obligations (Note 6)	8,747	5,610
	11,565	6,038
Non-Current
Deferred income tax liability (Notes 3 and 7)	11,868	9,759
	23,433	15,797

STOCKHOLDERS' EQUITY

Common stock (Notes 5 & 12)
Authorized:
200,000,000 common shares, $0.00001 par value
Issued and Outstanding:	1	1
86,590,075 common shares (December 31, 2006, 56,039,849
common shares)

Additional paid-in capital (Note 5)	73,490	37,039
	73,491	37,040
Deficit accumulated during the exploration stage	(22,405)	(7,830)
	51,086	29,210
	$74,519	$45,007

See accompanying Notes to Consolidated Financial Statements

* Going Concern (Note 1)
* Commitments and Contingencies (Note 13)

COLOMBIA GOLDFIELDS LTD. (An Exploration Stage Company) CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS (Amounts in US Dollars, In Thousands, Except Share and Per Share Amounts)

	Year	Year	Cumulative From Inception (March 25, 2003)
	Ended	Ended	through
	December 31,	December 31,	December 31,
Amounts in US Dollars, in Thousands, Except Share and Per Share Amounts	2007	2006	2007 (unaudited)

REVENUES	$-	$-	$-

OPERATING EXPENSES

Mineral property exploration expenses (Notes 3 and 5)	8,102	3,299	12,580
General and administrative (Note 5)	6,066	3,974	10,417
Foreign exchange	2,085	(11)	2,074
Amortization	117	64	185
Total operating expenses	16,370	7,326	25,256
Other income	(20)	(118)	(137)
Loss from continuing operations before deferred income taxes	(16,350)	(7,208)	(25,119)
Deferred income tax recovery (Note 7)	1,775	929	2,704
Net comprehensive loss from continuing operations	(14,575)	(6,279)	(22,415)
Income from discontinued operations (Note 1)	-	-	10
Net comprehensive loss	$(14,575)	$(6,279)	$(22,405)
LOSS PER SHARE – BASIC AND DILUTED	$(0.21)	$(0.15)
WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING
Basic and diluted	67,946,276	42,677,419

See accompanying Notes to Consolidated Financial Statements

* Going Concern (Note 1)

COLOMBIA GOLDFIELDS LTD. (An Exploration Stage Company) CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIENCY) (Amounts in US Dollars, In Thousands, Except Share and Per Share Amounts)
Amounts in US Dollars, in Thousands, Except Share and Per Share Amounts	Common Shares	Capital Stock/ Additional Paid-in Capital	Share Subscriptions Received	Deficit Accumulated During The Exploration Stage	Total Stockholders' Equity (Deficiency)
Period Ended December 31, 2003 (see Note 1):

Issue of common stock for cash at $0.000125 per share on March 25, 2003	8	$ -	$ -	$ -	$ -
Issue of common stock for cash at $0.000125 per share on May 5, 2003	16,000,000	2	-	-	2
Repurchase of common stock for cash at $0.000125 per share on October 31, 2003	(8,000,008)	(1)	-	-	(1)
Donated Capital	-	35	-	-	35
Net loss for the twelve months ended December 31, 2003	-	-	-	(36)	(36)

Balance, December 31, 2003	8,000,000	36	-	(36)	-

Year Ended December 31, 2004:

Issue of common stock for cash at $0.00625 per share on December 20, 2004	16,000,000	100	-	-	100
Donated Capital	-	19	-	-	19
Net loss for the twelve months ended December 31, 2004	-	-	-	(23)	(23)
Balance December 31, 2004	24,000,000	155	-	(59)	96

Year Ended December 31, 2005:

Issue of common stock for mineral concession at $0.25 per share on September 22, 2005	1,000,000	250	-	-	250
Issue of 4,221,000 common stock for cash at $0.25 per share, and 368,100 of common stock for finder's fee on October 14, 2005	4,589,100	1,055	-	-	1,055
Forgiveness of advances from a related party		5	-	-	5
Share Subscriptions Received	-	-	1,768	-	1,768
Net loss for the year ended December 31, 2005	-	-	-	(1,492)	(1,492)
Balance, December 31, 2005	29,589,100	$ 1,465	$ 1,768	$ (1,551)	$ 1,682

See accompanying Notes to Consolidated Financial Statements

* Going Concern (Note 1)

COLOMBIA GOLDFIELDS LTD. (An Exploration Stage Company) (Amounts in US Dollars, In Thousands, Except Share and Per Share Amounts)
Amounts in US Dollars, in Thousands, Except Share and Per Share Amounts	Common Shares	Capital Stock/ Additional Paid-in Capital	Share Subscriptions Received	Deficit Accumulated During The Exploration Stage	Total Stockholders' Equity (Deficiency)

Balance, December 31, 2005	29,589,100	$ 1,465	$ 1,768	$ (1,551)	$ 1,682

Year Ended December 31, 2006:

Issue of common stock for cash at $0.60 per share on January 24, 2006, net of $188 finders fee	3,126,083	1,688	(1,768)	-	(80)

Issue of common stock for mineral concessions at $1.90 per share on February 14, 2006	1,000,000	1,900	-	-	1,900

Issue of common stock for mineral concession at $2.25 per share on April 10, 2006	1,000,000	2,250	-	-	2,250

Issue of common stock for cash at $1.50 per unit (common shares & warrants) less finders fee of $585 on April 26, 2006	6,500,666	6,416	-	-	6,416

Issue of share purchase warrants with April 26, 2006 common stock issuance	-	2,750	-	-	2,750

Issue of common stock for Mineral concessions at $2.74 per share on April 28, 2006	2,000,000	5,480	-	-	5,480

Issue of common stock for mineral concessions at $1.10 per share on August 22, 2006	4,200,000	4,620	-	-	4,620

Issue of common stock for mineral concessions at $1.41 per share on September 25, 2006	1,150,000	1,622	-	-	1,622

Issue of common shares per exercise of 3,471,000 warrants on October 14, 2006	3,471,000	1,736	-	-	1,736

Issue of common stock for mineral concessions at $1.28 per share on December 14, 2006	4,000,000	5,120	-	-	5,120

Stock based compensation	-	1,993	-	-	1,993

Net loss for the year ended December 31, 2006		-	-	(6,279)	(6,279)
Balance December 31, 2006	56,036,849	$ 37,040	$ -	$ (7,830)	$ 29,210

See accompanying Notes to Consolidated Financial Statements

*  Going Concern (Note 1)

COLOMBIA GOLDFIELDS LTD. (An Exploration Stage Company) (Amounts in US Dollars, In Thousands, Except Share and Per Share Amounts)

Amount in US Dollars, in Thousands, except Share and Per Share Amount	Common Shares	Capital Stock/ Additional Paid-in Capital	Share Subscriptions Received	Deficit Accumulated During The Exploration Stage	Total Stockholders' Equity (Deficiency)
Balance, December 31, 2006	56,036,849	37,040	-	$ (7,830)	29,210

 Year  Ended December 31, 2007:

Issue of common stock for cash at $1.00 per share less agents fee of $541 on March 21, 2007	9,020,000	8,075	-	-	8,075

Issue of agents' warrants in connection with March 21, 2007 common stock issuance	-	404	-	-	404

Issue of common stock for consulting services	650,000	967	-	-	967

Issue of common stock to non-management directors	60,000	73	-	-	73

Issue of common stock for cash at CDN $1.40 per unit (common shares and warrants) less allocated agent's fee of $611 on August 14, 2007	8,483,000	9,260	-	-	9,260

Issue of share purchase warrants with August 14, 2007 common stock issuance less allocated agent's fee of $59	-	926	-	-	926

Issue of agent's warrants in connection with August 14, 2007 common stock issuance	-	308	-	-	308

Issuance of common stock for mineral concessions at $1.47 on September 14, 2007	3,000,000	4,410	-	-	4,410

Issuance of common stock for cash at CDN $1.10 per unit (common shares and warrants) less agents fees and issue costs of $649 on December 28, 2007	9,165,226	7,581	-	-	7,581

Issuance of share purchase warrants with December 28, 2007 common stock issuance less agents fees and issue costs of $139	-	1,690	-	-	1,690

Issuance of agents warrants in connection with December 28, 2007 common stock issuance		224	-	-	224

Exercise of common stock options on May 3, 2007 and November 14, 2007	175,000	131	-	-	131

Stock based compensation	-	2,402	-	-	2,402
Net loss for the year ended December 31, 2007		-	-	(14,575)	(14,575)
Balance December 31, 2007	86,590,075	$ 73,491	$ -	$ (22,405)	$ 51,086

    See accompanying Notes to Consolidated Financial Statements

* Going concern Note 1

COLOMBIA GOLDFIELDS LTD. (An Exploration Stage Company) NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Amounts in US Dollars, In Thousands, Except Share and Per Share Amounts)

			Cumulative Inception
			(March
	Year	Year	25, 2003)
	Ended	Ended	through
	December 31,	December 31,	December 31,
Amounts in US Dollars, in Thousands	2007	2006	2007 (unaudited)

OPERATING ACTIVITIES:
Net loss	$(14,575)	$(6,279)	$(22,405)
Items not requiring cash outlay:
- Consulting fees	-	-	54
- Amortization	117	64	185
- Mineral property exploration	-	-	250
- Stock based compensation	3,075	1,993	5,068
- Deferred income taxes	(1,775)	(929)	(2,704)
Changes in non-cash working capital items:
- Prepaid expenses and deposits	(403)	(153)	(579)
- Exploration expenditure advances	-	158	-
- Accounts payable, accrued and other liabilities	3,954	345	4,383
- Due to/from related parties	-	-	5
Net cash used in operating activities	(9,607)	(4,801)	(15,743)

FINANCING ACTIVITIES:
Issuance of securities, net of issue costs/ fees	28,468	10,822	42,214
Issuance of promissory notes	9,700	-	9,700
Repayment of promissory notes	(9,700)	-	(9,700)
Exercise of stock options	131	-	131
Net cash provided by financing activities	28,599	10,822	42,345

INVESTING ACTIVITIES:
Purchase of mineral exploration rights	(11,982)	(6,239)	(18,221)
Purchase of equipment	(954)	(465)	(1,421)
Website development costs	-	-	(21)
Net cash used in investing activities	(12,936)	(6,704)	(19,663)

INCREASE (DECREASE) IN CASH	6,056	(683)	6,939

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	883	1,566	-
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$6,939	$883	$6,939

SUPPLEMENTAL CASH FLOW INFORMATION (Note 9)
Interest and financing fees- promissory notes	$425	$-	$425
Taxes	$-	$-	$-

See accompanying Notes to Consolidated Financial Statements

* Going Concern (Note 1)

COLOMBIA GOLDFIELDS LTD. (An Exploration Stage Company) NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Amounts in US Dollars, In Thousands, Except Share and Per Share Amounts)

NOTE 1 – GOING CONCERN AND NATURE OF OPERATIONS

The Company was incorporated under the laws of the State of Nevada, U.S.A., on March 25, 2003.  The Company changed its name from Secure Automated Enterprises, Inc. to Colombia Goldfields Ltd. on May 13, 2005.  The Company changed its operational focus from providing electronic filings services for public access document submissions to the U.S. Securities Exchange Commission, to acquisition of, exploration for, and development of mineral properties.  The Company is currently in the exploration stage. On July 31, 2006, the Company's jurisdiction of incorporation was changed to the state of Delaware.

In the first quarter of 2005, the Company discontinued its electronic filings services operations and historical income and expenses relating to these discontinued operations have been classified as discontinued operations in the Statements of Operations for all comparative periods presented.

The Company has incurred a cumulative net loss since inception on March 25, 2003 to December 31, 2007 of $22,405 and has no source of operating revenue.  The Company's ability to meet its obligations and continue as a going concern is dependent on the ability to identify and complete future funding.  While the Company has been successful in raising financing to date, there can be no assurance that it will be able to do so in the future.

These consolidated financial statements have been prepared using U.S generally accepted accounting principles applicable to a going concern which contemplates the realization of assets and settlement of liabilities in the normal course of business as they come due. In addition to the Company's working capital deficiency and an accumulated deficit at December 31, 2007, the Company must also secure sufficient funding to meet its anticipated exploration expenses and mineral properties and rights acquisitions.  These circumstances lend substantial doubt as to the ability of the Company to meet its obligations as they come due and, accordingly, as to the appropriateness of the use of accounting principles applicable to a going concern.  In recognition of these circumstances, the Company raised funding, net of fees, of $9,495 through a private placement of additional share capital on December 28, 2007 and in February 2008 the Company entered into a $2,500 short-term bridge loan as disclosed in Note 12. The Company intends to continue relying upon the issuance of securities to finance exploration, meet contractual obligations and continue as a going concern.  As of the date of the approval of the consolidated financial statements, there is no assurance that these initiatives will be sufficient or successful.

The Company's ability to continue as a going concern is dependent upon its ability to fund its working capital and exploration requirements and, eventually, upon the future development of profitable operations from its mineral properties.  These consolidated financial statements do not reflect the adjustments to the carrying values of assets and liabilities and the reported expenses and balance sheet classifications that would be necessary if the going concern assumption were not appropriate, and these adjustments could be material.

COLOMBIA GOLDFIELDS LTD. (An Exploration Stage Company) NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Amounts in US Dollars, In Thousands, Except Share and Per Share Amounts)

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying consolidated financial statements have been prepared in accordance with the accounting principles generally accepted in the United States.

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

Consolidation

Entities which are controlled by the Company, either directly or indirectly, are consolidated. Control is established by the Company's ability to determine strategic, operating, investing and financing policies without the co-operation of others. The Company analyzes its level of ownership, voting rights and representation on the board of directors in determining if control exists by any one, or a combination, of these factors.

These consolidated financial statements include the accounts of (i) Colombia Goldfields Ltd., a Delaware corporation (ii) the Company's 100%  interest in RNC (Colombia) Limited (“RNC”), a Belize corporation  and its  95% owned subsidiary – Compania Minera De Caldas, S.A. (“Caldas”), a Colombia corporation, (iii) the Company's 95% interest in Gavilan Minerales, S.A. (“Gavilan”) a Colombia corporation. Colombian law requires Colombian companies to have at least five shareholders and, as a result, the remaining 5% of Caldas and Gavilan is held by directors and senior management of the Company. All significant inter-company transactions and balances have been eliminated upon consolidation.

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

In connection with the Company's April 28, 2006 acquisition of an additional 25% of RNC, the Company also received rights to nominate three of the four members of RNC's board of directors. As such, the Company determined that control over RNC existed as of April 28, 2006, and these financial statements reflect the consolidation of the Company's 50% interest in RNC, for the period April 29, 2006 to August 22, 2006.

On August 22, 2006 the Company acquired an additional 25% of RNC, bringing the Company's total ownership to 75%. These financial statements reflect the consolidation of the Company's 75% interest in RNC for the period August 23, 2006 to December 14, 2006.

On December 14, 2006 the Company acquired a further 15% of RNC, bringing the Company's total ownership to 90%. These financial statements reflect the consolidation of the Company's 90% interest in RNC for the period December 15, 2006 to September 14, 2007.

COLOMBIA GOLDFIELDS LTD. (An Exploration Stage Company) NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Amounts in US Dollars, In Thousands, Except Share and Per Share Amounts)

On September 14, 2007 the Company acquired the final 10% of RNC, bringing the Company's total ownership to 100%. These financial statements reflect the consolidation of the Company's 100% interest in RNC for the period September 15, 2007 to December 31, 2007.

On September 25, 2006 the Company acquired 94.99% of the outstanding shares of Gavilan. These financial statements reflect the consolidation of Gavilan for the period September 25, 2006 to December 31, 2007.

Since the non-controlling shareholders of RNC and Gavilan have no obligation to contribute any additional capital and the Company is the primary entity obligated to fund future exploratory work, no non-controlling interest related to RNC or Gavilan has been recognized in the consolidated statements of operations for the years ended December 31, 2007 and 2006 and in the consolidated balance sheets at December 31, 2007 and 2006.

Mineral Property Rights Acquisition and Exploration and Development Expenditures

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

Asset Retirement Obligations

The Company applies SFAS No. 143, Accounting for Asset Retirement Obligations which requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred. SFAS No. 143 requires the Company to record a liability for the present value using a credit-adjusted risk free interest rate, of the estimated site restoration costs with a corresponding increase to the carrying amount of the related long-lived assets. The liability is accreted until it has been fully incurred and the asset is amortized over the life of the related assets. Adjustments are made for changes resulting from the passage of time and changes to either the timing or amount of the original present value estimate underlying the obligation will be made. As at December 31, 2007 and December 31, 2006 the Company does not have any asset retirement obligations.

COLOMBIA GOLDFIELDS LTD. (An Exploration Stage Company) NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Amounts in US Dollars, In Thousands, Except Share and Per Share Amounts)

Cash and Cash Equivalents

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

Comprehensive Income

In accordance with SFAS 130, Reporting Comprehensive Income (“SFAS 130”), comprehensive income consists of net income and other gains and losses affecting stockholders' equity that are excluded from net income, such as unrealized gains and losses on investments available for sale, foreign currency translation gains and losses when a subsidiary has a functional currency other than US dollars, and minimum pension liabilities. For all periods presented, the Company's financial statements do not include any of the additional elements that affect comprehensive income. Accordingly, net income and comprehensive income are identical.

Stock-Based Compensation

On January 1, 2006, the Company applied SFAS No. 123(R), Share-Based Payment, to account for stock options and similar equity instruments issued. Accordingly, compensation expense attributable to stock options or similar equity instruments granted is measured at the fair value at the grant date using the Black-Scholes option pricing model and a graded approach and recognized over the expected vesting period. In the event stock options are forfeited, any previously recognized compensation expense related to unvested and expiring awards is recognized in earnings during the period of forfeiture.

COLOMBIA GOLDFIELDS LTD. (An Exploration Stage Company) NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Amounts in US Dollars, In Thousands, Except Share and Per Share Amounts)

Although the assumptions used to record stock compensation expense reflect management's best estimates, they involve inherent uncertainties based on market conditions generally outside of the control of the Company. If other assumptions were used, stock-based compensation expense could be significantly impacted. As stock options are exercised, the proceeds received on exercise, in addition to the previously recognized amounts related to those stock options, are credited to stockholders' equity. The adoption of SFAS No. 123(R) did not have an impact on the Company's historical financial statements as the Company had no stock options outstanding prior to adoption.

The Company provides direct stock awards to certain directors, officers, and consultants. Direct stock awards are typically subject to a two year vesting period. Direct stock awards are recorded at fair value on the grant date, with compensation expense recognized on a straight-line basis over the vesting period.

Foreign Currency Translation

The Company's functional currency is the US dollar. Accordingly, foreign currency balances are translated into US dollars as follows i) Monetary assets and liabilities are translated at the period-end exchange rate ii) Non-monetary assets are translated at the rate of exchange in effect at their acquisition date; and iii) Revenue and expense items are translated at the average exchange rate for the respective period.  Foreign exchange gains and losses are recognized as period expenses.

Earnings (Loss) per Share

Basic earnings (loss) per share is computed by dividing net earnings (loss) available to common stockholders by the weighted average number of common shares outstanding during the period. Diluted net earnings (loss) per share on the potential exercise of equity-based financial instruments is not presented where anti-dilutive. For the years ended December 31, 2007 and 2006, outstanding share purchase warrants and options to purchase common shares were excluded from the computation of diluted earnings per share as the impact of these instruments was antidilutive as a result of losses incurred in these periods.

Income taxes

The Company accounts for income taxes using the asset and liability method which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been recognized in the Company's financial statements or tax returns.

Financial Instruments

The Company's financial instruments consist of cash and cash equivalents, deposits, accounts payable and accrued liabilities, and mineral property purchase obligations.  The carrying value of these financial instruments approximates their fair value based on their liquidity or their short-term nature. The Company is not exposed to significant interest or credit risk arising from these financial instruments.

COLOMBIA GOLDFIELDS LTD. (An Exploration Stage Company) NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Amounts in US Dollars, In Thousands, Except Share and Per Share Amounts)

In February 2007, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 159,  The Fair Value Option for Financial Assets and Financial Liabilities – Including an amendment of FASB Statement No. 115, (“SFAS No. 159”). SFAS No. 159 permits companies to elect to measure many financial instruments and certain other assets and liabilities at fair value in earnings. The Company is currently evaluating the impact, if any, of SFAS No. 159 on its financial statements. If elected by the Company, SFAS No. 159 would be effective as of January 1, 2008.

NOTE 3 – MINERAL PROPERTIES AND EXPLORATION RIGHTS

Title to mineral properties and mining and exploration rights involves certain inherent risks due to the difficulties of determining the validity of certain claims as well as the potential for problems arising from the frequently ambiguous conveyance history characteristic of many mining properties when the Company acquires title to mineral properties either individually or through the acquisition of subsidiaries, the conveyance of such titles can be time consuming and subject to the interpretation of Colombian laws.  The Company cannot give any assurance that title to such properties will not be challenged or impugned and cannot be certain that the Company will have valid title to its mining properties.  The Company relies on title opinions by legal counsel who base such opinions on the laws of countries in which the Company operates.

A) Marmato Mountain Properties

On January 12, 2006, the Company entered into a Stock Purchase Agreement with Investcol and RNC (the "Agreement"), whereby the Company (i) acquired twenty-five percent (25%) of the issued and outstanding stock of RNC, a Belize corporation ("RNC") and (ii) held an option to acquire the remaining seventy five percent (75%) of RNC's issued and outstanding stock over a period of time. RNC is the beneficial holder of 94.99% of the issued and outstanding stock of Caldas, a Colombia corporation that (i) owns certain mining, mineral and exploration rights, (ii) has options to acquire certain mining, mineral and exploration rights and (iii) has exclusive rights to evaluate certain property, all located in the Zona Alta portion of the Marmato deposite located in western Colombia.

Pursuant to the Stock Purchase Agreement, the Company:

a)

Acquired 25% of the outstanding shares of RNC (total 25% of RNC) by the issuance of 1,000,000 common shares of the Company to Investcol and the advance to RNC of a $1,200 non-interest bearing loan. Total consideration of $1,900 related to this transaction was recorded as part of acquired mineral and exploration properties and rights in fiscal 2006.

b)

Acquired an additional 25% of RNC (total 50% of RNC) by the issuance of 2,000,000 shares of the Company to Investcol and the advance of an additional $4,000 non-interest bearing loan to RNC in two instalments of $1,000 and $3,000 on or before March 15, 2006 and April 30, 2006, respectively.  On March 10, 2006, the Company entered an extension agreement with Investcol to extend the terms to April 30, 2006, and completed the transaction on April 28, 2006. Total consideration of $5,480 related to this transaction was recorded as part of acquired mineral and exploration properties and rights in fiscal 2006.

COLOMBIA GOLDFIELDS LTD. (An Exploration Stage Company) NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Amounts in US Dollars, In Thousands, Except Share and Per Share Amounts)

c)

Held the option to acquire an additional 25% of RNC (total 75% of RNC) by the issuance of 4,000,000 common shares of the Company to Investcol and the advance of an additional $15,000 non-interest bearing loan to RNC on or before October 30, 2006. On August 22, 2006, the Company amended its January 12, 2006 Stock Purchase Agreement with Investcol and RNC and concurrently exercised its option to increase the Company's interest in RNC from 50% to 75%. Under the terms of the amended agreement, the Company issued 4,200,000 common shares and paid $200 to Investcol. In connection with this transaction, the Company committed to providing an additional $5,000 by way of non-interest bearing demand loan to RNC by December 31, 2006 and to providing sufficient funds to RNC, upon terms satisfactory to the Company, to complete a full bankable feasibility study of the Marmato Project. Total consideration of $4,820 related to this transaction was recorded as part of acquired mineral and exploration properties and rights in fiscal 2006.

d)

Held the option to acquire an additional 25% of RNC (total 100% of RNC) until May 1, 2009 for a price equal to 25% of the value of Caldas determined by a bankable feasibility study prepared by a certified mineral property evaluator, or other acceptable third party. The purchase price was payable in either cash or the Company's common shares. Under the terms of the August 22, 2006 amended agreement, the Company held an option to acquire the remaining 25% of RNC on or before May 1, 2009 for a purchase price equal to 25% of the fair value of Caldas determined by a feasibility study. The purchase price, pursuant to the amended agreement, was limited to a maximum of $15,000 plus 4,000,000 shares of the Company. Payment of the purchase price was payable in either cash or common shares of the Company, or any combination thereof. On December 14, 2006, the parties executed a Second Amendment to the Stock Purchase Agreement (the “Second Amendment”) in order to revise the consideration required to exercise the Company's option to acquire the remaining 25% of the issued and outstanding stock of RNC. Subject to the revised terms set forth in the Second Amendment, the Company held the option to acquire an additional 15% interest in RNC, in exchange for the issuance of 4,000,000 common shares of the Company to Investcol. In connection with the execution of the Second Amendment, the Company exercised its option, resulting in the Company acquiring an additional 15% of RNC, bringing the Company's total ownership to 90%. Total consideration of $5,120 related to this transaction was recorded as part of acquired mineral and exploration properties and rights in fiscal 2006.  The revised terms set forth in the Second Amendment provide that the Company has the option to acquire the remaining 10% of RNC until May 1, 2009 in exchange for a purchase price of $15,000. The purchase price can be made in either cash, shares of our common stock, or any combination thereof.

On August 24, 2007 the parties executed a Third Amendment to the Stock Purchase Agreement (the “Third Amendment”) in order to revise the consideration required to exercise the Company's option to acquire the final 10% of the issued and outstanding stock of RNC. Subject to the revised terms set forth in the Third Amendment, on September 14, 2007, the Company acquired the final 10% of RNC for a cash payment of $300 and the issuance of 3,000,000 common shares of the Company to Investcol. Total consideration of $4,710 related to this transaction was recorded as part of acquired mineral and exploration properties and rights in fiscal 2007.

COLOMBIA GOLDFIELDS LTD. (An Exploration Stage Company) NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Amounts in US Dollars, In Thousands, Except Share and Per Share Amounts)

B) Caramanta Properties

(i) Caramanta Properties – Concessions 6602, 1343 and 6329

On September 22, 2005, the Company entered into an Assignment Agreement with Investcol Limited (“Investcol”), a related party, where Investcol assigned, transferred, and conveyed to the Company all of its rights under a contract for Purchase Option of Mining Concessions (“Original Option Contract”) entered into with Cia Servicios Y Logisticos Ltda.  As a result of the Assignment Agreement, the Company acquired an option to purchase certain mining, mineral and exploration rights on property known as Concessions 6602, 1343 and 6329 located in Caramanta Municipality, Antioquia Department, Medellín, Colombia for $10, on condition that $2,990 be invested in exploratory work on the property over a three year period. The Company issued 1,000,000 shares of its common stock to Investcol with a fair market value of $0.25 per share for total consideration of $250.

Pursuant to the Assignment Agreement, the Company committed to fund $2,990 of exploratory work as follows:

a)

$500 upon the closing of the Assignment Agreement;

b)

$750 during the 12 month period commencing June 25, 2006; and on the earlier of June, 2006 or commencement of the second exploration phase; and

c)

$1,740 during the 12-month period commencing June 25, 2007.

On September 25, 2006 the Assignment Agreement was superseded in connection with the Company's agreement to acquire the Mining Concessions. (See note 3(A)(iii) below for further details)

(ii) Caramanta Properties – Concessions 6993, 7039, 6821 and 6770 and HET 31, 32, 26, 27 and HETG 01

On February 16, 2006 the Company entered into a Letter of Intent (“LOI”) with Investcol to acquire Investcol's rights in a Contract for Purchase (“Purchase Contract”) entered into with Cia Servicios Y Logisticos Ltda. The LOI outlined a proposed transaction where the Company intended to acquire Investcol's rights to acquire mining contracts to exclusively engage in mining activities on concessions 6993, 7039, 6821 and 6770 (the “Contracts”) and options that Investcol held to acquire the exclusive rights to engage in mining activities on concessions HET 31, 32, 26, 27 and HETG 01 (the “Options”) all located within an area in Colombia referred to as the Caramanta region.

The LOI was non-binding and subject to final negotiation and the execution of a definitive agreement. On April 10, 2006, the Company entered into a definitive agreement with Investcol finalizing this transaction (“Assignment Agreement”). In consideration for this Assignment Agreement, the Company paid Investcol total consideration in the amount of $350 and issued 1,000,000 restricted shares of common stock.

On September 25, 2006 the Assignment Agreement was superseded in connection with the company's agreement to acquire the Mining Concessions. (See note 3(A)(iii) below for further details)

COLOMBIA GOLDFIELDS LTD. (An Exploration Stage Company) NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Amounts in US Dollars, In Thousands, Except Share and Per Share Amounts)

(iii) Caramanta Properties - Acquisition of the Caramanta Exploration Properties

On September 25, 2006 the Company, through the acquisition of the outstanding shares of Gavilan from Cia Servicios Logisticos de Colombia Ltda., acquired legal title to the Caramanta project concessions described in Notes 3A(i) and 3A(ii) above. Consideration paid for the acquisition included $300 cash and the issuance of 1,150,000 restricted common shares at a value of $1.41 per share. In addition, a $50 finder's fee was paid to Investcol. The total acquisition cost of $1,972 was allocated to the net assets acquired as follows:

Mineral and exploration and properties rights	$ 1,781
Property, plant and equipment	191
$ 1,972

The purchase was recorded as part of i) acquired mineral and exploration properties and rights and ii) property, plant and equipment in fiscal 2006. As a result of the acquisition of Gavilan, the Company became contractual owner of these concessions and is currently in the process of completing title transfer to Gavilan.

(iv) Caramanta Properties – Concession 668-17

On August 27, 2007 the Company entered into an agreement with an unrelated party that provides the Company with an option to acquire 100% of concession No. 668-17 in the Caramanta region.  Over a twenty-four month period the Company has the option to pay a total of $1,200 to acquire a 100% interest in the property.  At December 31, 2007 the Company has expended an initial $150 for a 12.5% interest.  The Company plans to continue to explore the region to determine if it is desirable to continue to acquire the remaining 87.5% interest.  Should the Company decide not to continue with the project, the Company is not obligated to make any further payments.

C) Kedahda Properties

On August 30, 2006 the Company, purchased certain mining exploration properties in the Republic of Colombia and the related geochemical and other proprietary geological data from a wholly-owned subsidiary of Anglo Gold Ashanti, Sociedad Kedahda, S.A., for $500 cash consideration. The purchase was recorded as part of acquired mineral and exploration properties and rights in fiscal 2006.

   Mineral Property Rights Acquisition and Exploration Expenditures

The Company's mineral property acquisition and exploration expenditures consist of

I)

The acquisition of mineral concessions;

II)

The acquisition of mineral and exploration rights from existing titleholders;

III)

The exploration of acquired mineral properties and related activities; and

IV)

Stock-based compensation allocated pursuant to FAS 123(R).

COLOMBIA GOLDFIELDS LTD. (An Exploration Stage Company) NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Amounts in US Dollars, In Thousands, Except Share and Per Share Amounts)

The following table summarizes the Company's mineral concession acquisitions, mineral rights acquisitions, and mineral exploration expenses as recorded in the Company's Consolidated financial statements:

	Year Ended December 31, 2007	Year Ended December 31, 2006	Cumulative From Inception (March 25, 2003) Through December 31, 2007
I) Acquisition of mineral concessions	$ 4,710	22,201	$ 26,911

II) Acquisition of mineral and exploration rights	14,819	10,639	25,458

Total acquired mineral and exploration properties and rights	19,529	32,840	52,369

III) Exploration of acquired mineral properties	7,202	3,086	11,467

IV) Stock based compensation	900	213	1,113

Total mineral property exploration expenses	8,102	3,299	12,580

Total mineral and exploration properties and rights acquisitions and exploration expenditures	$ 27,631	$ 36,139	$ 64,949

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

	December 31, 2007	December 31, 2006
Purchase of mineral and exploration properties and rights	$ 52,369	$ 32,840
Recognition of deferred tax liability upon acquisition	13,008	10,688
Mineral and exploration properties and rights	$ 65,377	$ 43,528

COLOMBIA GOLDFIELDS LTD. (An Exploration Stage Company) NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Amounts in US Dollars, In Thousands, Except Share and Per Share Amounts)

NOTE 4 – PROPERTY AND EQUIPMENT

As at December 31, 2007	Cost	Accumulated Amortization	Net Book Value
Equipment and computers	$ 998	$ (84)	$ 914
Building	96	(6)	90
Vehicles	312	(59)	253

Total	$ 1,406	$ (149)	$ 1,257

As at December 31, 2006	Cost	Accumulated Amortization	Net Book Value
Equipment and computers	$ 172	$ (11)	$ 161
Building	87	(2)	85
Vehicles	193	(19)	174

Total	$ 452	$ (32)	$ 420

NOTE 5 – STOCKHOLDERS' EQUITY

Common Stock

	December 31, 2007	December 31, 2006

Authorized:
200,000,000 common shares,
$0.00001 par value
Issued and Outstanding:
86,590,075 common
shares (December 31, 2006: 56,039,849 shares)	$ 1	$ 1

i)

During the year ended December 31, 2007, the Company completed the following transactions:

a)

On March 21, 2007, the Company completed a private equity offering of 9,020,000 common shares at $1.00 per common share. The gross proceeds received from the offering were $9,020. In connection with this private equity offering, the Company paid a commission of $541 and issued agents' warrants to purchase 541,200 shares of the Company's common stock with each warrant exercisable at any time up to March 22, 2010 at an exercise price of $1.00 per share. The fair value of the agents' warrants was $404 and has been accounted for as a reduction of the additional paid-in capital associated with the net proceeds of $8,479 related to the March 21, 2007 common stock issuance.

b)

On March 22, 2007, the Company issued 650,000 common shares to certain consultants to the Company as described under “Stock Options and Other Stock-Based Compensation”.

COLOMBIA GOLDFIELDS LTD. (An Exploration Stage Company) NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Amounts in US Dollars, In Thousands, Except Share and Per Share Amounts)

c)

On May 3, 2007 the Company issued 50,000 common shares pursuant to the exercise of 50,000 options for proceeds of $37.

d)

On June 6, 2007 the Company issued 60,000 common shares to non-management directors of the company in connection with their annual remuneration.

e)

On August 7, 2007 the Company issued 150,000 options to purchase the Company's common stock to certain consultants.

f)

On August 14, 2007, the Company completed a private equity offering of 8,483,000 Units at $1.40 CDN per Unit to a total of 24 investors. Each Unit consists of one share of common stock and one-half warrant (“the Warrant”), for a total of 8,483,000 common shares and 4,241,500 warrants issued. The total gross proceeds raised was $11,164 ($11,876 CDN). Each Warrant is exercisable for one common share at an exercise price of $1.85 CDN and the Warrants are exercisable at any time up to August 14, 2008. The Warrants also require the holder, upon notice from the Company, to exercise in the event that during any fifteen consecutive trading days, the common stock of the Company closes at or above $2.25 CDN on a recognized North American stock exchange.

In connection with this private equity offering, the Company paid as a commission $713 and issued additional warrants (“Agents' Warrants”) to purchase 508,980 shares of the Company's common stock with each Agents' Warrant exercisable for a price of $1.40 CDN per share. The Agents' Warrants are exercisable at any time up to August 14, 2010.

The Company has allocated the net proceeds of $10,494 from the offering to the various underlying equity instruments comprising the offering, based on the estimated relative fair value of each instrument at the closing date, as follows:

Net Proceeds
Common shares and
additional paid in capital-common shares	9,568
Additional paid in capital-share purchase and agents' warrants	926
$10,494

COLOMBIA GOLDFIELDS LTD. (An Exploration Stage Company) NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Amounts in US Dollars, In Thousands, Except Share and Per Share Amounts)

g)

On September 14, 2007 in connection with the acquisition of the final 10% of RNC, the Company issued 3,000,000 common shares at $1.47 per share to Investcol (See Note 3).

h)

On October 1, 2007 The Company issued 150,000 options to purchase the Company's common stock to certain consultants in exchange for services rendered.

i)

On November 8, 2007 The Company issued 1,850,000 options to purchase the Company's common stock to certain directors, officers and employees.

j)

On November 14, 2007 the Company issued 125,000 common shares pursuant to the exercise of 125,000 options for proceeds of $94.

k)

On December 28, 2007, the Company completed a private equity offering of 9,165,226 Units at $1.10 CDN per Unit to a total of 11 investors.  Each Unit consists of one share of common stock and one-half warrant (“the Warrant”), for a total of 9,165,226 common shares and 4,582,613 warrants issued.  The total gross proceeds raised was $10,283 ($10,082 CDN).  Each warrant is exercisable for one common share at an exercise price of $2.00 CDN and the Warrants are exercisable at any time up to December 28, 2012.

In connection with this private equity offering, the Company paid as a commission $668 ($655 CDN), incurred issue costs of $120, and issued additional warrants (“Agents' Warrants”) to purchase 595,739 shares of the Company's common stock with each Agents' Warrant exercisable for one common share at an exercise price of $1.20 CDN. The Warrants are exercisable at any time up to December 28, 2009.

The Company has allocated the total net proceeds from the offering of $9,495 to the various underlying equity instruments comprising the equity offering, based on the estimated relative fair value of each instrument at the offering date, as follows:

Net Proceeds
Common shares and
Additional paid in capital – common shares	7,582
Additional paid in capital – share purchase and agents' warrants	1,913
Total gross proceeds from private equity offering	$ 9,495

Fair Value Disclosure

As described above, the Warrants and Agents' warrants (collectively “the Warrants”) issued in connection with the Company's August 14, 2007 and December 28, 2007 private placements are denominated in Canadian dollars while the Company's functional and reporting currency is the U.S. Dollar.  As a result, the fair value of the Warrants fluctuates based on their time to expiry and changes in the exchange rate between the U.S. and Canadian dollar.

Recent developments suggest warrants with exercise prices denominated in a different currency than an entity's functional currency should not be classified as equity.  If US GAAP is changed to reflect this view, these instruments would be treated as derivatives and recorded as liabilities carried at their fair value, with period to period changes in the fair value recorded as a gain or loss in the statement of operations.

COLOMBIA GOLDFIELDS LTD. (An Exploration Stage Company) NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Amounts in US Dollars, In Thousands, Except Share and Per Share Amounts)

In April 2007, the FASB released Proposed Statement 133 Implementation Issue C21, “Whether Options (Including Embedded Conversion Options) Are Indexed to both an Entity's own Stock and Currency Exchange Rated.” The tentative conclusions of C21 would mean the Company's Canadian dollar denominated warrants do not meet a scope exception under FAS133 and therefore these warrants would be recorded as derivative liabilities and carried at fair value.  Transitional provisions would require a cumulative-effect adjustment to the opening balance of the Company's deficit.  However, the FASB deferred making a decision on confirming their tentative conclusions in Issue C21 and asked that it be subsumed into an EITF issue of 07-5 “Determining Whether an Instrument (or Embedded Feature) is Indexed to a Company's Own Stock.”  A conclusion has not yet been reached on the issue by the EITF or the FASB.

If the Company had recorded such instruments as derivatives, it would have reported the following unrealized gains for the year ended December, 2007:

	Subscribers' Warrants	Agents' Warrants	Total Warrants
Fair value – At inception	$ 3,216	$ 547	$ 3,763
Decrease in fair value	(884)	(148)	(1,032)
Fair value – December 31, 2007	$ 2,332	$ 399	$ 2,731

The Company estimated the fair value amounts using the Black-Scholes option pricing model and used the following assumptions to value the instruments at December 31, 2007: 0% dividend rate, 68% volatility, the actual exercise price of each instrument, the stock price at December 31, 2007 and risk free interest rate of 4.5% for the remaining life of the Warrants.

ii)

During the year ended December 31, 2006, the Company completed the following transactions:

a)

On January 24, 2006, the Company issued 3,126,083 common shares at $0.60 per share for gross proceeds of $1,876. The Company paid finders fees in the amount of $188, for net proceeds of $1,688.

b)

On February 14, 2006, the Company issued 1,000,000 common shares at $1.90 per share to Investcol in connection with the acquisition of 25% ownership of RNC (See Note 3).

c)

On April 10, 2006, the Company issued 1,000,000 common shares at $2.25 per share to Investcol to acquire rights in certain properties in the Caramanta region of Colombia (See Note 3).

d)

On April 26, 2006, the Company completed a private equity offering of 6,500,666 Units at $1.50 per Unit to a total of 26 investors. Each Unit consists of one share of common stock, par value $0.00001, and one Warrant (the “Warrant”) to purchase one share of common stock, exercisable at any time up to April 25, 2008.  The exercise price of the Warrant is $2.50. The gross proceeds received from this offering were $9,751.

COLOMBIA GOLDFIELDS LTD. (An Exploration Stage Company) NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Amounts in US Dollars, In Thousands, Except Share and Per Share Amounts)

In connection with this private equity offering, the Company paid as a commission $585 and issued warrants to purchase 390,040 shares of the Company's common stock with each warrant exercisable at any time up to April 25, 2009, at an exercise price of $2.00 per share.

The Company has allocated the net proceeds of $9,166 from the offering to the various underlying equity instruments comprising the offering, based on the estimated related fair value of each instrument on the closing rate as follows:

Net Proceeds
Common Share and Additional Paid in Capital – Common Shares	$ 6,416
Additional Paid in Capital – Share Purchase Warrants	2,750
$ 9,166

e)

On April 28, 2006, in connection with the acquisition of the second 25% of RNC, the Company issued 2,000,000 common shares at $2.74 per share to Investcol (See Note 3).

f)

On August 22, 2006 in connection with the acquisition of the third 25% of RNC, the Company issued 4,200,000 common shares at $1.10 per share to Investcol (See Note 3).

g)

On September 25, 2006 in connection with the Company's acquisition of 100% of the Caramanta Exploration Properties, the Company issued 1,150,000 restricted common shares at $1.41 per share (see Note 3).

h)

On October 14, 2006 3,471,000 share purchase warrants were exercised for net proceeds to the Company of $1,735 and 3,471,000 common shares were issued upon exercise.

i)

On December 14, 2006 in connection with the additional acquisition of 15% of RNC, the Company issued 4,000,000 common shares at $1.28 per share to Investcol (See Note 3).

In connection with the Company's 2006 and 2007 private placements totalling $42,094, the Company historically committed to penalties ranging between 1.5% and 2.5% of the gross proceeds received in the event the subsequent registration statements were not declared effective by the SEC within specified periods following the closing of the offerings.  Pursuant to EITF 00-19-2- Accounting for Registration Payment Arrangements, the Company concluded that at inception and subsequently, payments under these commitments are not probable.  As a result, no liabilities for registration payment obligations are required to be recognized in the consolidated balance sheets at December 31, 2007 and 2006.  The Company currently have effective registration statements for all applicable historical Private Placements.

COLOMBIA GOLDFIELDS LTD. (An Exploration Stage Company) NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Amounts in US Dollars, In Thousands, Except Share and Per Share Amounts)

Warrants

As at December 31, 2007, the following warrants were issued and outstanding:

# Warrants	Exercise Price	Expiry Date
6,500,666	$2.50 USD per share	April 25, 2008
390,040	2.00 USD per share	April 25, 2009
541,200	1.00 USD per share	March 22, 2010
4,241,500	1.85 CDN per share	August 14, 2008
508,980	1.40 CDN per share	August 14, 2010
4,582,613	2.00 CDN per share	December 28, 2012
595,739	1.20 CDN per share	December 28, 2009
17,360,738	$2.07 USD per share

Stock Options and Other Stock-Based Compensation

Stock Options

In 2006, the Company adopted the 2006 Stock Incentive Plan, (the “Plan”) which provides for the grant of incentive stock options, non-qualified stock options, stock appreciation rights, restricted stock, performance shares and performance units, and stock awards to officers, directors or employees of, as well as advisers and consultants to, the Company.

All stock options and rights are to vest over a period determined by the Board of Directors and expire not more than ten years from the date granted.  On August 17, 2007 the Company received shareholder approval for an amended Stock Incentive Plan. Pursuant to the amended Plan, the number of shares that may be issued for awards granted under the 2006 plan was increased to 6,500,000.

Pursuant to the Plan, during 2007 the Company granted 3,790,000 stock options to employees, directors, officers and consultants of the Company. These stock options vest at a rate of 25% every six months over a period of two years, and have a life of 10 years. For the year ended December 31, 2007, the Company recorded a total of $2,403 in stock based compensation (year ended December 31, 2006 - $1,993).

A summary of stock options granted and exercised is as follows:

	Shares	Weighted Average Exercise Price

Options outstanding at December 31, 2006	2,787,500	$ 1.16
Granted in fiscal 2007	3,790,000	1.30
Exercised in fiscal 2007	(175,000)	(0.75)
Forfeited and expired in fiscal 2007	(512,500)	(0.75)
Options outstanding at December 31, 2007	5,890,000	$ 1.30

COLOMBIA GOLDFIELDS LTD. (An Exploration Stage Company) NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Amounts in US Dollars, In Thousands, Except Share and Per Share Amounts)
	Fiscal 2007	Fiscal 2006

Weighted average fair value of options granted during the period	$ 1.06	$ 1.08
Weighted average fair value of options vested during the period	$ 1.12	$ .99

A summary of stock options outstanding and exercisable at December 31, 2007 is as follows:

Range of Exercise Prices	Number Outstanding	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (yrs)	Number Exercisable	Weighted Average Exercise Price
$0.75 - $1.00	350,000	$ 0.75	8.02	287,500	$ 0.75
$1.01 - $2.00	5,540,000	1.33	9.24	1,435,000	1.37
$0.75 - $2.00	5,890,000	$ 1.30	9.16	1,722,500	$ 1.27

The fair value of options granted in 2007 has been estimated as of the date of the grant using the Black-Scholes option pricing model with the following assumptions: risk-free interest rate of 4.45%, dividend yield 0%, an estimated volatility of 74%, and expected term of 10 years, equal to the full life of the options as the Company does not expect any material option awards to be forfeited or exercised early.

The fair value of options granted in 2006 has been estimated as of the date of the grant using the Black-Scholes option pricing model with the following assumptions: risk-free interest rate of 4.45%, dividend yield 0%, an estimated volatility of 92%, and expected term of 10 years, equal to the full life of the options as the Company does not expect any material option awards to be forfeited or exercised early.

Other Stock-Based Compensation

On October 1, 2006, the Company agreed to grant 500,000 common shares to a consultant providing services to the Company. Pursuant to the terms of the Consulting Agreement, should the Consultant's employment terminate by the Consultant's resignation before the period of two years has elapsed, the Consultant is required to return a pro rata portion of the shares based on the time remaining in the contract. In the case of a change in control of the Company by merger or sale of a majority stake or otherwise, the shares held by the Consultant will immediately vest. The fair value of the common stock award, based on the market price of the Company's common shares at the agreement date, was $915. The shares were issued on March 22, 2007 and the Company is accounting for this award by recognizing compensation expense ratably over twenty-four months, commencing on the agreement date. For the year ended December 31, 2007, the Company recorded a total of $457 in stock based compensation expense related to this award in the consolidated statement of operations (year ended December 31, 2006- $114).

COLOMBIA GOLDFIELDS LTD. (An Exploration Stage Company) NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Amounts in US Dollars, In Thousands, Except Share and Per Share Amounts)

On January 15, 2007, the Company agreed to grant 150,000 common shares to a consultant.  The fair value of the common stock award, based on the market price of the Company's common shares at the agreement date, was $166. The shares were issued on March 22, 2007 and the Company accounted for this award by recognizing compensation expense ratably over three months, commencing on the agreement date. For the year ended December 31, 2007, the Company recorded $166 in stock based compensation expense related to this award in the consolidated statement of operations (year ended December 31, 2006-$NIL).

On May 6, 2007, the Company granted 60,000 common shares to non-management directors. The fair value of the common stock awards, based on the market price of the Company's common shares at the grant date, was $73. The shares were issued on June 6, 2007 and the Company accounts for this award by recognizing compensation expense ratably over twelve months, commencing on the grant date. For the year ended December 31, 2007, the Company recorded $49 in stock based compensation expense related to this award in the consolidated statement of operations (year ended December 31, 2006 - $NIL).

Summary of Stock-Based Compensation Expenses

The following table summarizes stock-based compensation recorded in the consolidated statements of operations:

	Year Ended December 31, 2007	Year Ended December 31, 2006	Cumulative from Inception (March 25, 2003) through December 31, 2007
Mineral property exploration expenses	$ 900	$ 213	$ 1,113
General and administrative	2,175	1,780	3,955
Total stock-based compensation	$ 3,075	$ 1,993	$ 5,068

As at December 31, 2007, there was $2,677 of unrecognized compensation cost related to unvested stock options. This cost is expected to be recognized as follows: 2008 - $2,253; 2009 - $424.

At December 31, 2007, there was $367 of unrecognized compensation cost related to unvested direct stock awards recorded as prepaid consulting fees in the Company's consolidated balance sheet. This cost is expected to be recognized in the statement of operations in 2008.

NOTE 6 – MINERAL PROPERTY PURCHASE OBLIGATIONS

In the normal course of business the Company enters into contractual obligations with Colombian titleholders to acquire mineral and exploration rights. Upon signing, typically 25% of the negotiated purchase price is immediately due and payable with an additional 25% due when all required documentation has been submitted to the local mining department and the final 50% due when the mining claim has been successfully transferred and registered in the Company's name.  The Company records the full contractual obligation as a contract liability upon signing.  The timing and magnitude of repayment of these obligations will vary between periods as will cash flows related to these obligations.

COLOMBIA GOLDFIELDS LTD. (An Exploration Stage Company) NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Amounts in US Dollars, In Thousands, Except Share and Per Share Amounts)

NOTE 7 – INCOME TAXES

The full potential benefit of net operating loss carry forwards has not been recognized in the financial statements. Since the Company has no source of operating revenue, it cannot be assured that it is more likely than not that such benefit will be realized in future years. The components of the net deferred tax asset, net deferred tax liability, differences between the statutory rate and the effective rate, and the valuation allowance are as follows:

a)

Components of income tax provision:

The components of the Company's provision for (recovery of) income taxes consists of the following:

	Year Ended	Year Ended
	December 31, 2007	December 31, 2006

Domestic	$ -	$ -
Foreign	(1,775)	(929)
	$ (1,775)	$ (929)

For the year ended December 31, 2007 the Company's loss before provision for income taxes was generated in the following jurisdictions: Domestic $6,965 (2006-$3,458); Foreign $9,386 (2006-$2,820).

b)

Income tax rate reconciliation:

The effective income tax rate differs from the statutory rate that would be obtained by applying the U.S. Federal income tax rate to net income (loss) before income taxes. These differences result from the following items:

	Year Ended	Year Ended
	December 31, 2007	December 31, 2006
US federal income tax rate	34.0%	34.0%

Decrease in
Income tax rate resulting
From:
Losses not recognized for
tax purposes	(17.0)	(8.2)
Tax rate differences in
foreign subsidiaries	(2.8)	(3.5)
Other permanent
differences	(3.3)	(9.4)
Effective income tax rate	10.9%	12.9%

COLOMBIA GOLDFIELDS LTD. (An Exploration Stage Company) NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Amounts in US Dollars, In Thousands, Except Share and Per Share Amounts)

c)

Components of deferred income tax provision:

The components of the temporary differences, which resulted in deferred income tax provision, are as follows:

	Year Ended	Year Ended
	December 31, 2007	December 31, 2006

Losses carried forward	$ (1,928)	$ (528)
Tax depreciation less than accounting depreciation	78	(402)
Foreign exploration costs	(1,775)	(929)
	$ (3,625)	$ (1,859)
Change in valuation allowance	1,850	930
Deferred income tax provision	$ (1,775)	$ (929)

d)

Components of deferred tax asset and liability:

The components of the temporary differences, which resulted in deferred tax assets, are:

	December 31, 2007	December 31, 2006

Tax depreciation less than depreciation	$ 324	$ 402
Losses carried forward	2,680	752
	3,004	1,154
Valuation allowance	(3,004)	(1,154)
Deferred tax asset	$ -	$ -

The components of the temporary differences, which have resulted in the deferred tax liability, are:

	December 31, 2007	December 31, 2006

Tax depreciation less than Accounting depreciation	$ -	$ -
Tax basis less than accounting basis for mineral concessions	(14,572)	(10,688)
Foreign exploration costs	2,704	929
Deferred tax liability	$ (11,868)	$ (9,759)

e)

The Company has income tax losses available for carry forward of which expire as follows:

Expiry Year	Domestic	Foreign	Total

2023	$ 36	$ -	$ 36
2024	23	-	23
2025	311	-	311
2026	1,535	-	1,535
2027	5,975	-	5,975
	$ 7,880	$ -	$ 7,880

COLOMBIA GOLDFIELDS LTD. (An Exploration Stage Company) NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Amounts in US Dollars, In Thousands, Except Share and Per Share Amounts)

f)

   In June 2006, the FASB issued FIN 48 – Accounting for Uncertainty in Income Taxes, an Interpretation of FASB Statement No. 109, to create a single model to address accounting for uncertainty in tax provisions

FIN 48 requires all material tax positions to undergo a new two-step recognition and measurement process. All material tax positions in all jurisdictions in all tax years in which the statute of limitations remains open upon the initial date of adoption are required to be assessed. For a tax benefit to be recognized it must be more likely than not that a tax position will be sustained upon examination based solely on its technical merits. If the recognition standard is not satisfied, then no tax benefit otherwise arising from the tax position can be recorded for financial statement purposes. If the recognition standard is satisfied, the amount of tax benefit recorded for financial statement purposes will be the largest amount of tax benefit with a greater than 50% likelihood of being realized upon ultimate settlement with a taxing authority. The adoption of FIN 48 on January 1, 2007 did not have a material impact on the Company's financial position, results of operations, or cash flows for the year ended December 31, 2007.

We file tax returns in the United States and Colombia.  For all jurisdictions, all years remain subject to tax authority examination.

NOTE 8 – RELATED PARTY TRANSACTIONS

During the normal course of operations, the Company engages in transactions with certain directors, senior officers, and shareholders of the Company.

Significant related party transactions reflected within the Company's consolidated financial statements include:

a)

The acquisition of the Company's interest in the Caramanta and Marmato projects as described in notes 3(A) and 3(B) from Investcol, a company controlled by certain shareholders of the Company in fiscal 2007 and 2006;

b)

Management and consulting fees paid to certain directors, senior officers, and shareholders of the Company in fiscal 2007 and 2006; and

c)

Office rent paid to a Company related to a former director of the Company in fiscal 2006.

d)

The issuance and repayment of a short-term promissory notes during the first quarter of fiscal 2007 year.  On February 27, 2007 the Company entered into a $3,700 promissory note between the Company and the Company's Vice Chairman and CEO, and a Company controlled by these individuals. The loan, collateralized by the Company's investment in RNC, was due and payable upon closing a planned equity financing, but in no case later than April 15, 2007. Upon repayment, an $185 loan origination fee was payable to the note holders. The note bore interest at 10% per annum, with monthly interest payments commencing February 28, 2007. In connection with the Company's March 21, 2007 private placement a total of $3,931 (representing the principal amount of the promissory note of $3,700 the loan origination fee of $185, and accrued interest of $46) was paid to the holders in full satisfaction of all amounts owing.

COLOMBIA GOLDFIELDS LTD. (An Exploration Stage Company) NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Amounts in US Dollars, In Thousands, Except Share and Per Share Amounts)

e)

The issuance of a second short-term promissory note during the second quarter of fiscal 2007. On June 6, 2007 the Company entered into a $3,500 promissory note between the Company and the Company's Vice Chairman and CEO, President and a Company controlled by these individuals. The loan, collaterized by the Company's investment in RNC, was due and payable upon the closing of a planned equity financing, but in no case later than August 15, 2007. Upon repayment, a $52 fee was payable to the note holders. The note bore interest at 10% per annum, with monthly interest payments commencing June 30, 2007. In connection with the Company's August 14, 2007 private placement a total of $3,634 (representing the principal amount of the promissory note of $3,500, the loan origination fee of $52, and accrued interest of $82) was paid to the holders in full satisfaction of all amounts owing.

f)

Paid $42 for the reimbursement of drilling expenses incurred by a company related to shareholders of the Company.

g)

The issuance of a third short-term promissory note during the fourth quarter of fiscal 2007.  On November 12, 2007 the Company entered into a $2,500 promissory note between the Company's Vice Chairman and CEO, President and a company controlled by these individuals. The loan, collateralized by the Company's investment in RNC, was due and payable upon closing an equity financing, but in no case later than December 31, 2007. Upon repayment a $37 fee was payable to the note holders. The note bore interest at 10% per annum with monthly interest payments commencing November 30, 2007.  In Connection with the Company's December 28, 2007 private placement, a total of $2,559 (representing the principal amount of the promissory notes of $2,500, the loan origination fee of $37 and accrued interest of $22) was paid to the holders in full satisfaction of all amounts owing.

During the year ended December 31, 2007 the Company:

a)

Paid $24 for board and committee meeting fees to non-management directors of the Company and issued 60,000 common shares to non-management directors in connection with their annual remuneration.

b)

Paid $89 in management, salary, and consulting fees to directors of the Company.

c)

Paid $302 in management, salary, and consulting fees to shareholders of the Company.

d)

Paid $425 in interest and administration fees on short-term bridge loans from shareholders of the Company.

Included in prepaid expenses at December 31, 2007 is $45 related to a director of the Company.  Included in accounts payable and accrued liabilities is $78 owing to directors and officers of the Company.

During the year ended December 31, 2006 the Company:

a)

Paid $186 in management and consulting fees to directors of the Company.

b)

Paid $332 for management and consulting fees to shareholders of the Company.

c)

Paid $10 for office rent to a company related to a former director of the Company.

Included in prepaid expenses at December 31, 2006 is $30 related to a Company controlled by officers of the Company.  Included in accounts payable and accrued liabilities is $49 owing to a company controlled by shareholders of the company.

COLOMBIA GOLDFIELDS LTD. (An Exploration Stage Company) NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Amounts in US Dollars, In Thousands, Except Share and Per Share Amounts)

NOTE 9 – NON-CASH ACTIVITIES

The Company has issued common shares as consideration for the acquisition of certain mineral rights as disclosed in Notes 3 and 5.

NOTE 10 – SEGMENTED INFORMATION

The Company has determined that it operates in a single reportable segment, being the acquisition of, exploration for, and development of mineral properties.

NOTE 11 – ACCOUNTING DEVELOPMENTS

a)

In September, 2006 the FASB issued FAS 157 – Fair Value Measurements that provides enhanced guidance for using fair value to measure assets and liabilities.  FAS 157 applies whenever US GAAP requires or permits measurement of assets or liabilities at fair value.  FAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007 (partially deferred for certain non financial assets and liabilities).  The Company is currently in the process of assessing the implications to the Company of FAS 157.

b)

In February 2007 the FASB issued FAS 159 – The Fair Value Option for Financial Assets and Financial Liabilities. FAS 159 offers an irrevocable option to carry eligible financial assets and liabilities at fair value, with the election to be made on an instrument by instrument basis, with changes in fair value recorded in earnings.  FAS 159 is expected to expand the use of fair value measurement for many companies, which is consistent with the FASB's long-term measurement objectives for accounting for financial instruments.  FAS 159 is effective as of an entity's first fiscal year that begins after November 15, 2007 and is applied prospectively.  The Company is currently in the process of assessing the implications to the Company of FAS 159.

c)

In December 2007, the FASB issued FAS 141(R), Business Combinations, which will replace FAS 141 prospectively effective for business combinations consummated after the effective date of December 15, 2007.  Early adoption is not permitted.  Under FAS 141(R), business acquisitions will be accounted for under the “acquisition method”, compared to the “purchase method” mandated by FAS 141.

d)

In December 2007, the FASB issued FAS 160 – Non-Controlling Interests in Consolidated Financial Statements which is effective for fiscal years beginning after December 15, 2008.  Under FAS 160, non-controlling interests are measured at 100% of the fair value of assets acquired and liabilities assumed.  Under current standards, the non-controlling interest is measured at book value.  For presentation and disclosure purposes, non-controlling interests will be classified as a separate component of shareholders' equity.  In addition, FAS 160 will change the manner in which increases/decreases in ownership percentages are accounted for.  Changes in ownership percentages will be recorded as equity transactions and no gain or loss will be recognized as long as the parent retains control of the subsidiary.  When a parent company deconsolidates a subsidiary but retains a non-controlling interest, the non-controlling interest is re-measured at fair value on the date control is lost and a gain or loss is recognized at that time. Finally, under FAS 160, accumulated losses attributable to the non-controlling interests are no longer limited to the original carrying amount, and therefore non-controlling interests could have a negative carrying balance.  The provisions of FAS 160 are to be applied prospectively with the exception of the presentation and disclosure, which are to be applied for al prior periods presented in the financial statements. Early adoption is not permitted.

COLOMBIA GOLDFIELDS LTD. (An Exploration Stage Company) NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Amounts in US Dollars, In Thousands, Except Share and Per Share Amounts)

NOTE 12 – SUBSEQUENT EVENTS

i)

Short-Form Shelf Prospectus

On January 8, 2008 the Company filed on form S-3 a Shelf Registration Statement with the U.S. Securities and Exchange Commission to issue up to $200,000 of securities in any combination of Preferred Stock, Common Stock, Debt Securities, Warrants, Share Purchase Contracts, and Units.  The Registration Statement has not yet been declared effective and the Company has not issued any securities under this Registration Statement.

ii)

Acquisition of Mineros Nacionales S.A.

On January 29, 2008 the Company entered into a Share Purchase and Sale Agreement (the “Agreement”) to purchase all of the issued and outstanding shares of Mineros Nacionales S.A. a corporation organized under the laws of the Republic of Colombia, for cash consideration of $35,000.  The Mineros Agreement provides that the transaction will be completed on April 29, 2008, unless such closing date is extended by mutual agreement, such agreement not to be withheld if the Company can demonstrate reasonable grounds for an extension.  The Company has provided a deposit guarantee in the amount of $2,500, which would be payable to the vendors if the transaction is not completed for any reason.

iii)

Issuance of Short-term Promissory Note

On February 8, 2008 the Company entered into a $2,500 short-term promissory note with a lender affiliated with a company related to a director of the Company.  The loan, collateralized by the Company's investment in RNC, Caldas, and Gavilan, is due and payable on or before July 31, 2008.  Upon repayment, a $75 fee is payable to the note holder.  The note bears interest at 12.5% per annum, with monthly interest payments commencing February 29, 2008.

In connection with this promissory note, the Company issued warrants to purchase 350,000 shares of the Company's common stock with each warrant exercisable at any time up to April 8, 2010 at an exercise price of CDN $1.10 per share.  If the warrants are not exercised by the expiration date, the lender may require the Company to repurchase the warrants for $50.

NOTE 13 – COMMITMENTS AND CONTINGENCIES

i)

Letter of Intent with Colombia Gold PLC:

On November 20, 2007 the Company entered into a Letter of Intent to acquire Colombia Gold PLC, a corporation organized under the laws of the United Kingdom, whose main assets are the mining rights to the Echandia Property adjacent to the Marmato Mountain.  Completion of the transaction is subject to the negotiation of a definitive agreement, satisfactory completion of technical, financial, legal, and commercial due diligence and customary conditions, including all shareholder, court, and regulatory approvals.

COLOMBIA GOLDFIELDS LTD. (An Exploration Stage Company) NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Amounts in US Dollars, In Thousands, Except Share and Per Share Amounts)

ii)

Caramanta Properties:

Pursuant to an option agreement to purchase concession No. 669-17 in the Caramanta region, provided the Company determines that it is in its best interests to continue exploration, the Company is scheduled to make payments over the next twenty-four months totalling $1,053. In the event that the Company ceases exploration of the project, no payments are required and title to the project remains with the original owner.

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

The Former Accountant's audit reports on the financial statements for the fiscal years ended December 31, 2005 and December 31, 2004 contained no adverse opinion or disclaimer of opinion, nor were they qualified or modified as to uncertainty, audit scope, or accounting principles except that the audit reports on our financial statements for the fiscal years ended December 31, 2005 and December 31, 2004 contained an uncertainty about our ability to continue as a going concern.

During the years ended December 31, 2005 and December 31, 2004, and through the interim period ended August 10, 2006, there were no disagreements with the Former Accountant on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedures, which disagreements if not resolved to the satisfaction of the Former Accountant, would have caused them to make reference thereto in their reports on the financial statements for such periods.

During the years ended December 31, 2005 and December 31, 2004, and through the interim period ended August 10, 2006, the Former Accountant did not advise us with respect to any of the matters described in paragraphs (a)(1)(iv)(A) and (B) of Item 304 of Regulation S−B.

Item 8A.

Controls and Procedures

Disclosure Controls and Procedures

We carried out an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of December 31, 2007 (the “Evaluation Date”).  This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer.  Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of the Evaluation Date.

Disclosure controls and procedures are those controls and procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act are recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms.  Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

Management's Annual Report on Internal Control Over Financial Reporting

The Company's management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, for the Company.

The Company's internal control over financial reporting includes those policies and procedures that: (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the Company's assets; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that the Company's receipts and expenditures are being made only in accordance with authorizations of its management and directors; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company's assets that could have a material effect on the financial statements.

Under the supervision and with the participation of the Company's Chief Executive Officer and Chief Financial Officer, management conducted an evaluation of the effectiveness of the Company's internal control over financial reporting, as of the Evaluation Date, based on the framework set forth in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).  Based on its evaluation under this framework, management concluded that the Company's internal control over financial reporting was effective as of the Evaluation Date.

This annual report does not include an attestation report of the Company's registered public accounting firm regarding internal control over financial reporting.  Management's report was not subject to attestation by the Company's registered public accounting firm pursuant to temporary rules of the SEC that permit the Company to provide only management's report in this annual report.

Changes in internal control over financial reporting

As of the Evaluation Date, there were no changes in the Company's internal control over financial reporting that occurred during the fiscal quarter ended December 31, 2007 that have materially affected, or that are reasonably likely to materially affect, the Company's internal control over financial reporting.

Limitations on the effectiveness of controls and procedures

The Company's management, including the Chief Executive Officer and the Chief Financial Officer, does not expect that the Company's controls and procedures will prevent all potential error and fraud.  A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met.

Item 8B.

Other Information

None

PART III

Item 9.

Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act

The following information sets forth the names of our current directors and executive officers, their ages and their present positions.

Name	Age	Position(s) and Office(s) Held

Jonathan Berg	64	Chairman and Director
J. Randall Martin	51	Chief Executive Officer, Vice Chairman and Director
Thomas Lough	57	President
James Kopperson	41	Chief Financial Officer
Dr. Stewart Redwood	47	Vice President of Exploration
Thomas McGrail	57	Director
David Bikerman	48	Director
Terry Lyons	58	Director
James Verraster	52	Director
Edward Flood	62	Director

Set forth below is a brief description of the background and business experience of each of our current executive officers and directors.

Jonathan Berg. On March 14, 2007, our Board of Directors appointed Mr. Berg to serve as a member of the Board, and on December 20, 2007, he was appointed the Non-Executive Chairman of the Board. Mr. Berg has more than 30 years' experience in finance and investments.  He was formerly President, CIO, and founder of Berg Capital Corporation, a registered investment advisor, based in NYC.  Currently, he is VP Finance of a small bio-pharmaceutical start-up, where he oversees the various non-medical business activities of the company.  He has been involved with the start-up of several companies, acting as a consultant on finance and corporate structure; he has assisted in the funding of early stage companies in the fields of energy, technology, healthcare, and consumer electronics.  Prior to Berg Capital, Mr. Berg held positions as VP/ Portfolio Manager with Oppenheimer Capital Corporation, and Standard & Poor's InterCapital.  He holds a B.S. from the University of California, Berkeley, and an MBA from the Wharton School of Finance at the University of Pennsylvania.

J. Randall Martin. On March 1, 2006, our Board of Directors appointed Mr. Martin to act as our Chief Executive Officer and as a member of our board of directors. On October 15, 2007, Mr. Martin was also appointed Vice Chairman of the Company. Mr. Martin served as Chairman and CEO of RNC Gold Inc. (“RNC Gold”) from May 13, 2005 to February 28, 2006, and served as CEO from December 2003 to May 13, 2005. Following its inception as a private company in 2000, he proceeded to list RNC Gold on the Toronto Stock Exchange in December of 2003. At the end of February 2006, RNC Gold completed a successful amalgamation with Yamana Resources, a Toronto-based intermediate gold producer. RNC Gold operated three gold mines located in Nicaragua and Honduras with combined annual gold production capacity of over 150,000 ounces. RNC Gold also completed a feasibility study on a gold project in Panama and conducted extensive exploration programs in Mexico, Honduras, and Nicaragua. Mr. Martin previously worked with AMAX Inc. (a worldwide base metals mining company), DRX, Inc. (a junior exploration company), Martin Marrietta, Behre Dolbear (an international mining consulting company) and Greenstone Resources Limited (a Central American gold producer) . He has a B.Sc. in mining engineering from the Krumb School of Mines at Columbia University where he completed graduate work in mining and mineral economics. Mr. Martin is Chairman and a principal of RNC (Management) Limited, a privately-held mine management and investment company.

Thomas Lough. On October 15, 2007, Mr. Lough was appointed as our President.  Mr. Lough has extensive experience managing mines in South and Central America. He has served as President and Director of Investcol Limited since March 2006. Mr. Lough has served as a director of RNC Gold and its predecessor companies. He was appointed President of RNC Gold on May 13, 2005 and served in such capacity until its acquisition by Yamana Gold Inc. on February 28, 2006. From March 2001 to May 12, 2005, Mr. Lough was a director and Vice-President, Finance of RNC Gold and its predecessor companies. Mr. Lough is a principal of RNC (Management) Limited, a privately-held mine management and investment company.

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

Dr. Stewart Redwood. On December 1, 2006, our Board of Directors appointed Dr. Redwood to act as Vice President of Exploration. Dr. Redwood has accumulated 25 years of mineral exploration experience. He has a degree in geology from Glasgow University and obtained his Ph.D from Aberdeen University for his work on the gold and silver deposits of Bolivia. From 1987 to 1989 he was a Higher Scientific Officer with the British Geological Survey in Scotland. From 1989 to 1994 he was Director of Exploration for Mintec S.A., a Bolivian consulting firm. From 1994 to 1999, Dr. Redwood joined Inmet Mining Corporation as Senior Geologist in South and Central America. In 2000, he worked as Chief Geologist for AngloGold South America Ltd. on the company's gold exploration in South America. From 2000 to 2004, Dr. Redwood co-founded and served as the COO and director of Exploration & Discovery Latin America (Panama) Inc. to carry out gold exploration in the Dominican Republic, Central America and Peru. From 2002 to 2005, he was the Chief Geologist of Minmet plc, a company conducting exploration and mining in Brazil, Sweden and Spain. From 2004 to 2005, he was President, CEO and director of GoldQuest Mining Corp., a company involved in gold exploration in the Dominican Republic. From 2005 until joining our company, Dr. Redwood provided geological consulting to various firms.

Thomas McGrail. On June 14, 2005, our Board of Directors appointed Mr. McGrail to serve as a member of the Board. Mr. McGrail has an extensive background in mining development and operation. From January 2002 to the present, Mr. McGrail has served as construction manager for Minero Cerro Quema. Mr. McGrail's responsibilities include obtaining all appropriate government approvals prior to commencing mining operations and participating in the feasibility study. Also from January 2002 to the present, Mr. McGrail has acted as a consultant to Minerales de Copan for a project located in Honduras. From April 2001 to July 2002, Mr. McGrail served as general manager for Desarrollo Minera de Nicaragua, S.A. and also acted as the interim general manager for this company on a mining project from August 2004 to October 2004. Mr. McGrail served as president and general manager of HEMCO de Nicaragua, S.A. from June 1999 to April 2001.

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

Audit and Governance Committee

The members of the Audit and Governance Committee are James Verraster, Jonathan Berg, and Terry Lyons. Mr. Verraster and Mr. Lyons are independent and Mr. Berg is non-independent as independence is defined in connection with audit committee membership in the listing standards applicable to companies listed on the American Stock Exchange. The Board of Directors determined that Mr. Berg is non-independent because during fiscal 2007, the Company retained Jackson Strategic Inc., a company of which Mr. Berg is a shareholder and principal, to provide financial advising services to the Company. The Company's agreement with Jackson Strategic Inc. is effective October 1, 2007 for a term of one year and provides for a monthly fee of $5,000.

The Audit and Governance Committee assists the Board with the oversight of the integrity of our financial statements and internal controls, compliance with legal and regulatory requirements, the review and approval of transactions with related persons, the independent auditor's qualifications and independence and the performance of our internal audit function.

The role of the Audit and Governance Committee is to assist the Board of Directors in fulfilling its responsibility to oversee our financial reporting process. Management has primary responsibility for our consolidated financial statements and reporting process, including our systems of internal controls. Our independent registered public accounting firm is responsible for expressing an opinion on the conformity of our consolidated financial statements with accounting principles generally accepted in the United States.

In connection with this Annual Report, our Audit and Governance Committee:

  Met with our independent registered public accounting firm, with and without management present, to discuss the overall scope and plans for their respective audits and the results of their examinations;

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

Based on the review and discussions referred to above, the Audit and Governance Committee recommended to the Board of Directors, and the Board of Directors so resolved, that the audited financial statements be included in our Annual Report on Form 10-KSB for the fiscal year ended December 31, 2007 for filing with the SEC.

Audit and Governance Committee Financial Expert

Our Board of Directors determined that it has at least one audit committee financial expert serving on the Audit and Governance Committee.  The Chair of the Company's Audit and Governance Committee, Mr. Terry Lyons, has been determined to be such an audit committee financial expert and is independent as that term is defined by the listing standards applicable to companies listed on the American Stock Exchange.  The SEC has indicated that the designation of Mr. Lyons as an audit committee financial expert does not make Mr. Lyons an “expert” for any purpose, impose any duties, obligations or liability on Mr. Lyons that are greater than those imposed on members of the Audit and Governance Committee and Board of Directors who do not carry this designation or affect the duties, obligations or liability of any other members of the Audit and Governance Committee or Board of Directors.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our directors and executive officers and persons who beneficially own more than ten percent of a registered class of the Company's equity securities to file with the SEC initial reports of ownership and reports of changes in ownership of common stock and other equity securities of the Company. Officers, directors and greater than ten percent beneficial shareholders are required by SEC regulations to furnish us with copies of all Section 16(a) forms they file. To the best of our knowledge, based solely on a review of Forms 3, 4, and 5 (and any amendments thereof) received by us during or with respect to the year ended December 31, 2007, the following persons have failed to file, on a timely basis, the identified reports required by Section 16(a) of the Exchange Act during the fiscal year ended December 31, 2007:

Name	Principal position	Number of late reports	Transactions not timely reported	Known failures to file a required form (1)
J. Randall Martin	Chief Executive Officer, Vice Chairman and Director	2	2	0
James Kopperson	Chief Financial Officer	1	1	0
Thomas W. Lough	President	3	9	0
Dr. Stewart Redwood	Vice President of Exploration	3	3	0
Thomas McGrail	Director	3	3	0
David Bikerman	Director	3	4	0
Investcol Ltd.	10% Owner	2	3	0
Jonathan Berg	Chairman and Director	3	3	0
Terry Lyons	Director	3	3	0
Edward Flood	Director	3	3	0
James Verraster	Director	3	3	0
Ian Park	10% Owner	3	9	0

(1)

Management has not been informed of any failures by the persons listed to file a required form.

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

Item 10.

Executive Compensation

Summary Compensation Table

The table below summarizes all compensation awarded to, earned by, or paid to our former or current executive officers for the fiscal years ended 2007 and 2006.

SUMMARY COMPENSATION TABLE

Name and principal position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
J. Randall Martin CEO and Vice Chairman	2007	150,000	-	-	338,296	-	-	-	488,296
	2006	90,000	-	-	619,905	-	-	-	709,905
Thomas W. Lough(1) President	2007	110,000	-	-	169,148	-	-	-	279,148
	2006	101,400	-	-	255,380	-	-	-	356,780
Stewart Redwood (2) VP of Exploration	2007	147,375	-	915,000	112,765	-	-	-	1,175,140
	2006	61,875	-	-	145,438	-	-	-	207,313
James Kopperson (3) CFO	2007	204,000	-	-	169,148	-	-	-	373,148
	2006	49,214	-	-	421,837	-	-	-	471,051

(1)

Mr Lough was appointed President on November 15, 2007.  Prior to his appointment, Mr. Lough was retained as a consultant to provide management advisory services.  The information provided in the summary compensation tables includes all compensation paid to Mr. Lough for the full fiscal year of the reported periods.

(2)

Dr. Redwood was appointed Vice President of Exploration on December 1, 2006. Prior to his appointment as Vice President of Exploration, Dr. Redwood was retained as a consultant to prepare geological reports. The information provided in the summary compensation table includes all compensation paid to Dr. Redwood for the full fiscal year of the reported periods. On March 22, 2007, we issued 500,000 restricted shares of the Company's common stock to Dr. Redwood pursuant to Dr. Redwood's October 1, 2006 consulting agreement. The aggregate value of this issuance was $915,000 based on the Company's closing share price on the OTC: BB at the agreement date.

(3)

James Kopperson was appointed Chief Financial Officer on December 1, 2006. Prior to his appointment as Chief Financial Officer, Mr. Kopperson rendered services to us as a consultant. The information provided in the summary compensation table includes all compensation paid to Mr. Kopperson and entities for which Mr. Kopperson is a principal for the full fiscal year of the reported  periods.

Narrative Disclosure Related to the Summary Compensation Table

We compensate our executive employees by the payment of salaries and stock-based compensation.  Where executives have served in a consulting capacity prior to their appointment as executive employees, any cash or stock based compensation received for serviced rendered has also been included in the Summary Compensation Table.

(i)

Executive Agreements

We have a two year employment contract with Mr. J. Randall Martin, our Chief Executive Officer and Vice Chairman, through September 30, 2009. Under the contract, Mr. Martin is entitled to receive monthly compensation of $20,000 and is eligible to participate in our share compensation arrangements. In addition, Mr. Martin is entitled to reimbursement of all reasonable out-of-pocket expenses incurred in the performance of his duties. If Mr. Martin's contract is terminated without cause, he is entitled to receive a lump sum equal to 12 months monthly compensation and accelerated vesting of his options. Under the contract, Mr. Martin has disclaimed any rights to all intellectual property created by him or jointly with others while with us. In addition, following termination of the contract, Mr. Martin will be subject to a one year non-competition covenant.

We have a two year employment contract with Mr. James Kopperson, our Chief Financial Officer, through September 30, 2009. Under the contract, Mr. Kopperson is entitled to receive monthly compensation of CDN $17,500, and is eligible to participate in our share compensation arrangements. In addition, Mr. Kopperson is entitled to reimbursement of all reasonable out-of-pocket expenses incurred in the performance of his duties. If Mr. Kopperson's contract is terminated without cause, he is entitled to receive a lump sum equal to 12 months monthly compensation and accelerated vesting of his options. Under the contract, Mr. Kopperson has disclaimed any rights to all intellectual property created by him or jointly with others while with us. In addition, following termination of the contract, Mr. Kopperson will be subject to a one year non-competition covenant.

We have a two year consulting contract with Dr. Stewart Redwood, our VP of Exploration, through September 30, 2008. Under the contract, Dr. Redwood is entitled to receive compensation at the rate of $1,000 per day and is eligible to participate in our share compensation arrangements. In addition, Dr. Redwood is entitled to reimbursement of all reasonable out-of-pocket expenses incurred in the performance of his duties. We also granted Dr. Redwood 500,000 restricted shares in fiscal 2007 pursuant to his consulting agreement with us. Should Dr. Redwood's contract with us be terminated with cause or by his resignation before the period of two years has elapsed, he is required to return pro rata a portion of the shares based on the time remaining on the contract.

We have a two year contract with Mr. Thomas Lough, our President, through October 15, 2009, Mr. Lough is also the past-President and director of Investcol Limited. We previously purchased our 100% interest in RNC from Investcol. Under the contract, Mr. Lough is entitled to receive monthly compensation of CDN $15,000. In addition Mr. Lough is entitled to reimbursements of all reasonable out-of-pocket expenses incurred in the performance of his duties. If Mr. Lough's contact is terminated without cause, he is entitled to recover a lump sum equal to 12 months monthly compensation and accelerated vesting of his options. Under the contract, Mr. Lough has disclaimed any rights to all intellectual property created by him or jointly with others while with us. In addition, following termination of the contract, Mr. Lough will be subject to a one year non-competition covenant.

(ii)

Stock Option Grants and Direct Share Awards

We grant stock options to our executive officers based on their level of experience and contributions to the company.

All options granted to our executive officers have the following attributes: i) two year vesting period, 25% every six months from the date of grant ii) ten year life. The aggregate fair value of these options was computed in accordance with FAS 123R and is reported in the summary compensation table above in the column titled “Option Awards.” Further information regarding our Equity Compensation Plans and Awards, including valuation assumptions used in the preparation of these tables, is included in our December 31, 2007 audited financial statements.

Fiscal 2007 Grants

  On March 22, 2007, we issued 500,000 shares of our common stock to Stewart Redwood as a stock award.  In the event that Dr. Redwood is terminated for cause, or should he submit his resignation prior to October 1, 2008, Dr. Redwood is obligated to return a pro-rata portion of the 500,000 shares issued.

  On November 8, 2007, we granted J. Randall Martin options to purchase 300,000 shares of our common stock at the exercise price of $1.40 per share with an expiration date of November 8, 2017.

  On November 8, 2007, we granted Thomas Lough options to purchase 150,000 shares of our common stock at the exercise price of $1.40 per share with an expiration date of November 8, 2017.

  On November 8, 2007, we granted James Kopperson options to purchase 150,000 shares of our common stock at the exercise price of $1.40 per share with an expiration date of November 8, 2017.

  On November 8, 2007, we granted Stewart Redwood options to purchase 100,000 shares of our common stock at the exercise price of $1.40 per share with an expiration date of November 8, 2017.

Fiscal 2006 Grants

  On January 6, 2006, we granted Daniel Hunter options to purchase 450,000 shares of our common stock at the exercise price of $0.75 per share with an expiration date of January 6, 2016. At the time of Mr. Hunter's resignation on December 31, 2006, 337,500 options were forfeited and the remaining 112,500 options were forfeited in 2007.

  On January 6, 2006, we granted Kenneth Phillippe options to purchase 150,000 shares of our common stock at the exercise price of $0.75 per share with an expiration date of January 6, 2016. 50,000 of these options were exercised on May 3, 2007 and the remaining 100,000 options were forfeited in 2007.

  On March 17, 2006, we granted J. Randall Martin options to purchase 500,000 shares of our common stock at the exercise price of $1.65 per share with an expiration date of March 17, 2016.

  On March 24, 2006, we granted Stewart Redwood options to purchase 100,000 shares of our common stock at the exercise price of $1.90 per share with an expiration date of March 24, 2016.

  On September 22, 2006, we granted James Kopperson options to purchase 100,000 shares of our common stock at the exercise price of $1.20 per share with an expiration date of September 22, 2016. On November 24, 2006, we granted Mr. Kopperson options to purchase 300,000 shares of our common stock at the exercise price of $1.15 per share with an expiration date of November 24, 2016.

At no time during the last two fiscal years were any outstanding options repriced or otherwise modified. There was no tandem feature, reload feature, or tax-reimbursement feature associated with any of the stock options we granted to our executive officers or otherwise.

Outstanding Equity Awards at Fiscal Year-End

The table below summarizes all unexercised options, stock that has not vested, and equity incentive plan awards for each named executive officer as of December 31, 2007.  As at December 31, 2007, the closing price of the Company's common shares on the OTC: BB was $1.03.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END
OPTION AWARDS						STOCK AWARDS
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested (#)
J. Randall Martin	375,000 -	125,000(1) 300,000(2)	- -	1.65 1.40	03/17/2016 11/08/2017	-	-	-	-
Thomas Lough	100,000 -	100,000(8) 150,000(9)	- -	1.35 1.40	07/31/2016 11/08/2017	- -	- -	- -	- -
Stewart Redwood	75,000 -	25,000 (6) 100,000(7)	- -	1.90 1.40	03/24/2016 11/08/2017	187,500(10) -	$193,125(10) -	- -	- -
James Kopperson	50,000 150,000	50,000 (3) 150,000 (4) 150,000 (5)	- - -	1.20 1.15 1.40	09/22/2016 11/24/2016 11/08/2017	- - -	- - -	- - -	- - -

(1)	125,000 vest and are exercisable on March 17, 2008.
(2)	75,000 vest and are exercisable on each of May 8, 2008, November 8, 2008, May 8, 2009 and November 8, 2009.
(3)	25,000 vest and are exercisable on each of March 22, 2008 and September 22, 2008.
(4)	75,000 vest and are exercisable on each of May 24, 2008 and November 24, 2008.
(5)	37,500 vest and are exercisable on each of May 8, 2008, November 8, 2008, May 8, 2009 and November 8, 2009.
(6)	25,000 vest and are exercisable on March 24,2008.
(7)	25,000 vest and are exercisable on each of May 8, 2008, November 8, 2008, May 8, 2009, and November 8, 2009.
(8)	50,000 vest and are exercisable on each of January 31, 2008 and July 31, 2008.
(9)	37,500 vest and are exercisable on each of May 8, 2008, November 8, 2008, May 8, 2009 and November 8, 2009.
(10)

On March 22, 2007 500,000 of shares of common stock were issued to Dr. Redwood as a direct stock award.  In the event Dr. Redwood is terminated for cause or should he submit his resignation prior to October 1, 2008, Dr. Redwood is obligated to return a pro-rata portion of the 500,000 shares issued.

Compensation of Directors

The table below summarizes all compensation of our directors as of December 31, 2007 and 2006.

DIRECTOR COMPENSATION

					Non-Equity	Non-Qualified
		Fees Earned or			Incentive	Deferred	All
		Paid in	Stock	Option	Plan	Compensation	Other
		Cash	Awards	Awards	Compensation	Earnings	Compensation	Total
Name		($)	($)	($)	($)	($)	($)	($)
Jonathan Berg	2007	6,500	12,100	465,627	-	-	15,000	499,227
	2006	-	-	-	-	-	-	-
J. Randall Martin	2007	-	-	338,296	-	-	150,000	488,296
	2006	-		619,905	-	-	90,000	709,905
Terry Lyons	2007	5,000	12,100	465,627	-	-	-	482,727
	2006	-	-	-	-	-	-	-
James Verraster	2007	5,000	12,100	465,627	-	-	-	482,727
	2006	-	-	-	-	-	-	-
Edward Flood	2007	2,500	12,100	465,627	-	-	-	482,227
	2006	-	-	-	-	-	-	-
Thomas McGrail	2007	2,000	12,100	267,137	-	-	74,375	355,612
	2006	-	-	218,936	-	-	81,200	300,136
David Bikerman	2007	2,500	12,100	267,137	-	-	-	281,737
	2006	-	-	255,380	-	-	-	255,380
Robert E. Van Tassell (1)	2007	-	-	-	-	-	-	-
	2006	-		218,936	-	-	-	218,936
Harry Hopmeyer (2)	2007	-	-	-	-	-	-	-
	2006	-		547,340	-	-	57,500	604,840
Hernando Molina Velez (3)	2007	-	-	-	-	-	-	-
	2006	-		218,936	-	-	47,606	266,542
Daniel Hunter (4)	2007	-	-	-	-	-	-	-
	2006	-		492,606	-	-	90,870	583,476

(1)	On March 15, 2007, Mr. Van Tassell resigned as a member of our Board of Directors. All of Mr. Van Tassell's options have expired.
(2)	On November 14, 2006, Mr. Hopmeyer passed away. 125,000 vested options were exercised on November 14, 2007 and 375,000 unvested options have expired.
(3)	On August 31, 2006, Hernando Molina Velez resigned as a member of our Board of Directors. All of Mr. Molina's 200,000 vested options have expired.
(4)	On December 1, 2006 Mr. Hunter resigned as our Chief Operating Officer, and on December 31, 2006, Mr. Hunter resigned from our Board of Directors. All of Mr. Hunter's 450,000 options have expired.

Narrative Disclosure Related to the Director Compensation Table

Commencing in June 2007, each member of the board of directors was entitled to receive $500 per meeting for attending board meetings, whether in-person or telephonically. We did not pay any cash compensation to our directors during the fiscal year ended December 31, 2006.

(i)

Consulting Fees

The amounts disclosed as “All Other Compensation” in the Director Compensation table above relate to consulting fees or salary earned by directors for services performed during the fiscal years ended December 31, 2007 and 2006.

On August 1, 2006, we entered into a Consulting Services Agreement (the “Agreement”) with Harry Hopmeyer, then Chairman of our Board of Directors. The Agreement was effective for a period of two (2) years commencing May 1, 2006.  Under the terms of the Agreement, Mr. Hopmeyer received monthly compensation of $5,000 plus applicable Canadian Good and Services Tax commencing May 1, 2006 totaling $57,500 in consulting fees for the fiscal year ended December 31, 2006, which is recorded in the director compensation table above in “All Other Compensation.” The Consulting Services Agreement with Mr. Hopmeyer was terminated on November 14, 2006 following his passing.

During the fiscal year ended December 31, 2006, we retained Thomas Ernst McGrail to provide consulting services to us on an as-needed basis at the rate of $600 per day. During the fiscal year ended December 31, 2006, we paid Mr. McGrail a total of $81,200 in consulting fees.  On October 3, 2007 our agreement with Mr. McGrail was amended to a rate of $625 per day.  Consulting fees paid to Mr. McGrail are included in the column titled “All Other Compensation” in the director compensation table above.

During the fiscal year ended December 31, 2006, we retained Hernando Molina Velez to provide legal services to us relating the local legal issues in Colombia. We paid Mr. Velez an average monthly fee of approximately $4,000 for the fiscal year ended December 31, 2006. During the fiscal year ended December 31, 2006, we paid Mr. Velez a total of $47,606 in legal fees which is included in the column titled “All Other Compensation” in the director compensation table above.  Mr. Molina Velez ceased to be a director on August 31, 2006.

During the fiscal year ended December 31, 2007, we retained Jackson Strategic Inc. to provide financial advising services to us.  The agreement is effective October 1, 2007 for a term of one year and provides for a monthly fee of $5,000.  Our Chairman, Jonathan Berg, is a shareholder and principal of Jackson Strategic Inc. and, as a result, all amounts paid are included in the column titled “All other Compensation,” for Mr. Berg in the director compensation table above.

(ii)

Stock Awards

No stock awards were issued to members of our board of directors during the fiscal year ended December 31, 2006.  On May 6, 2007 each non-executive director was granted 10,000 shares in consideration for services rendered as a member of the board for fiscal 2007.  The fair value of these awards, based on the Black-Scholes option pricing model at the grant date, has been included in the column entitled “All Other Compensation” in the director compensation table above.

(iii)

Stock Option Grants

Non-management directors of the Company have historically been granted between 450,000 and 500,000 options each pursuant to their appointment as directors.

All options granted to our directors have the following attributes: i) two year vesting period, 25% every six months from the date of grant ii) ten year life. The aggregate fair value of these options was computed in accordance with FAS 123R and is reported in the director compensation table above in the column titled “Option Awards.” Further information regarding our Equity Compensation Plans and Awards, including valuation assumptions used in the preparation of these tables, is included in note 5 to our December 31, 2007 audited consolidated financial statements.

During the fiscal year ended 2007, we granted our directors stock options as follows:

  On March 14, 2007, we granted Jonathan Berg options to purchase 300,000 shares of our common stock at an exercise price of $1.18 with an expiration date of March 14, 2017.  75,000 vest and are exercisable on each of September 14, 2007, March 14, 2008, September 14, 2008, and March 14, 2009.

  On March 14, 2007, we granted Edward Flood options to purchase 300,000 shares of our common stock at an exercise price of $1.18 with an expiration date of March 14, 2017.  75,000 vest and are exercisable on each of September 14, 2007, March 14, 2008, September 14, 2008, and March 14, 2009.

  On March 14, 2007, we granted Terry Lyons options to purchase 300,000 shares of our common stock at an exercise price of $1.18 with an expiration date of March 14, 2017.  75,000 vest and are exercisable on each of September 14, 2007, March 14, 2008, September 14, 2008, and March 14, 2009.

  On March 14, 2007, we granted James Verraster options to purchase 300,000 shares of our common stock at an exercise price of $1.18 with an expiration date of March 14, 2017.  75,000 vest and are exercisable on each of September 14, 2007, March 14, 2008, September 14, 2008, and March 14, 2009.

  On March 16, 2007, we granted David Bikerman options to purchase 100,000 shares of our common stock at an exercise price of $1.17 with an expiration date of March 16, 2017.  25,000 vest and are exercisable on each of September 16, 2007, March 16, 2007, September 16 2008, and March 16, 2009.

  On March 16, 2007, we granted Thomas McGrail options to purchase 100,000 shares of our common stock at an exercise price of $1.17 with an expiration date of March 16, 2017.  25,000 vest and are exercisable on each of September 16, 2007, March 16, 2008, September 16, 2008 and March 16, 2009.

  On November 8, 2007, we granted Edward Flood options to purchase 150,000 shares of our common stock at an exercise price of $1.40 with an expiration date of November 8, 2017.  37,500 vest and are exercisable on each of May 8, 2008, November 8, 2008, May 8, 2009, and November 8, 2009.

  On November 8, 2007, we granted Jonathan Berg options to purchase 150,000 shares of our common stock at an exercise price of $1.40 with an expiration date of November 8, 2017.  37,500 vest and are exercisable on each of May 8, 2008, November 8, 2008, May 8, 2009, and November 8, 2009.

  On November 8, 2007, we granted James Verraster options to purchase 150,000 shares of our common stock at an exercise price of $1.40 with an expiration date of November 8, 2017.  37,500 vest and are exercisable on each of May 8, 2008, November 8, 2008, May 8, 2009, and November 8, 2009.

  On November 8, 2007, we granted Thomas McGrail options to purchase 150,000 shares of our common stock at an exercise price of $1.40 with an expiration date of November 8, 2017.  37,500 vest and are exercisable on each of May 8, 2008, November 8, 2008, May 8, 2009, and November 8, 2009.

  On November 8, 2007, we granted David Bikerman options to purchase 150,000 shares of our common stock at an exercise price of $1.40 with an expiration date of November 8, 2017.  37,500 vest and are exercisable on each of May 8, 2008, November 8, 2008, May 8, 2009, and November 8, 2009.

  On November 8, 2007, we granted Terry Lyons options to purchase 150,000 shares of our common stock at an exercise price of $1.40 with an expiration date of November 8, 2017.  37,500 vest and are exercisable on each of May 8, 2008, November 8, 2008, May 8, 2009, and November 8, 2009.

  On November 8, 2007, we granted J. Randall Martin options to purchase 300,000 shares of our common stock at an exercise price of $1.40 with an expiration date of November 8, 2017.  75,000 vest and are exercisable on each of May 8, 2008, November 8, 2008, May 8, 2009, and November 8, 2009.

During the fiscal year ended 2006, we granted our directors stock options as follows:

  On January 6, 2006, we granted Daniel Hunter options to purchase 450,000 shares of our common stock at the exercise price of $0.75 per share with an expiration date of January 6, 2016. In connection with Mr. Hunter's resignation all options have expired

  On January 6, 2006, we granted Harry Hopmeyer options to purchase 500,000 shares of our common stock at the exercise price of $0.75 per share with an expiration date of January 6, 2016. In connection with Mr. Hopmeyer's passing, 125,000 options were exercised and 375,000 options expired.

  On January 6, 2006, we granted Thomas Ernst McGrail options to purchase 200,000 shares of our common stock at the exercise price of $0.75 per share with an expiration date of January 6, 2016. 50,000 options vest and are exercisable on each of July 6, 2006, January 6, 2007, July 6, 2007 and January 6, 2008.

  On January 6, 2006, we granted Hernando Molina Velez options to purchase 200,000 shares of our common stock at the exercise price of $0.75 per share with an expiration date of January 6, 2016. In connection with Mr. Molina Velez's resignation, all options have expired.

  On January 6, 2006, we granted Robert E. Van Tassell options to purchase 200,000 shares of our common stock at the exercise price of $0.75 per share with an expiration date of January 6, 2016. In connection with Mr. Van Tassell's resignation, all options have expired.

  On March 17, 2006, we granted J. Randall Martin options to purchase 500,000 shares of our common stock at the exercise price of $1.65 per share with an expiration date of March 17, 2016. 125,000 options vest and are exercisable on each of September 17, 2006, March 17, 2007, September 17, 2007 and March 17, 2008.

  On July 31, 2006, we granted David Bikerman options to purchase 200,000 shares of our common stock at the exercise price of $1.35 per share with an expiration date of July 31, 2016. 50,000 of these stock options become vested and are exercisable on each of January 31, 2007, July 31, 2007, January 31, 2008, and July 31, 2008.

Item 11.

Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth, as of December 31, 2007, the beneficial ownership of our common stock by each executive officer and director, by each person known by us to beneficially own more than 5% of our common stock and by the executive officers and directors as a group. Except as otherwise indicated, all shares are owned directly and the percentage shown is based on 86,590,075 shares of common stock issued and outstanding on February 29, 2008. Except as otherwise indicated, the address of each person named in this table is c/o Colombia Goldfields Ltd., #208-8 King Street East, Toronto, Ontario, Canada M5C 1B5.

Title of class	Name and address of beneficial owner (1)	Amount of beneficial ownership (2)	Percent of class

Executive Officers & Directors:

Common	J. Randall Martin (3)	1,000,000 shares	1.2%
Common	Stewart Redwood	500,000 shares	0.6%
Common	Thomas Lough (3)	500,000 shares	0.6%
Common	Thomas McGrail	210,000 shares	0.2%
Common	David Bikerman	10,000 shares	0%
Common	Terry Lyons	10,000 shares	0%
Common	James Verraster	10,000 shares	0%
Common	Edward Flood	10,000 shares	0%
Common	Jonathan Berg	10,000 shares	0%
Common	James Kopperson	0 shares	0%

Total of All Directors and Executive Officers:		2,260,000 shares	2.6%

More Than 5% Beneficial Owners:

Common	Investcol Limited (3)	16,150,000 shares	18.7%

(1)

As used in this table, “beneficial ownership” means the sole or shared power to vote, or to direct the voting of, a security, or the sole or shared investment power with respect to a security (i.e., the power to dispose of, or to direct the disposition of, a security). In addition, for purposes of this table, a person is deemed, as of any date, to have “beneficial ownership” of any security that such person has the right to acquire within 60 days after such date.

(2)

For information on the options to purchase common stock granted to the persons listed above, please see Item 10 of this Annual Report on Form 10-KSB.

(3)

Mr. Martin and Mr. Lough are both officers and directors of Investcol Limited. In addition, Mr. Lough and Mr. Ian Park, the President of Caldas (our Colombian subsidiary), are shareholders of Investcol Limited. Pursuant to Rule 13d-4 of the Securities and Exchange Act of 1934, Mr. Martin, Mr. Lough and Mr. Park disclaim beneficial ownership over the shares held by Investcol Limited. The shares held by Investcol Limited have not been included in the calculation of beneficial ownership above for Mr. Martin or Mr. Lough.

Item 12.

Certain Relationships and Related Transactions, and Director Independence

Certain Relationships and Related Transactions

Except as disclosed below, none of our directors or executive officers, nor any proposed nominee for election as a director, nor any person who beneficially owns, directly or indirectly, shares carrying more than 5% of the voting rights attached to all of our outstanding shares, nor any members of the immediate family (including spouse, parents, children, siblings, and in-laws) of any of the foregoing persons, has any material interest, direct or indirect, in any transaction since the beginning of our last fiscal year on January 1, 2007 or in any presently proposed transaction which, in either case, has or will materially affect us.

As described in Item 6 of this Annual Report on Form 10-KSB, the Company acquired certain interests in the Caramanta and Marmato properties from Investcol Limited through the Company's acquisition of the final 10% of the issued and outstanding stock of RNC (Colombia) Limited in exchange for a cash payment of $300,000 and the issuance of 3,000,000 common shares of the Company to Investcol. In addition, the Company paid $135,000 during fiscal 2007 to Investcol for the lease of office space and the provision of administrative services. Thomas W. Lough, our President, and J. Randall Martin, our Chief Executive Officer and Vice Chairman, are both officers and directors of Investcol. Mr. Lough is also a shareholder of Investcol. Ian Park, the President of Caldas (our Colombian subsidiary), is also a shareholder of Investcol.

On February 27, 2007, we entered into a $3,700,000 promissory note with J. Randall Martin, Thomas W. Lough and RNC (Management) Limited (a company controlled by Mr. Martin and Mr. Lough) for the purpose of providing us with short-term financing to sustain our operations and to continue our acquisition of property interests in the Zona Alta portion of the Marmato project in Colombia. Mr. Martin provided $2,000,000 of the total financing, Mr. Lough provided $1,000,000 of the total financing, and RNC (Management) Limited provided the remaining $700,000. The loan, collateralized by the Company's investment in RNC, was due and payable upon closing a planned equity financing, but in no case later than April 15, 2007. Upon repayment, a $185,000 loan origination fee was payable to the note holders. The note bore interest at 10% per annum, with monthly interest payments commencing February 28, 2007. In connection with the Company's March 21, 2007 private placement, a total of $3,931,000 (representing the principal amount of the promissory note of $3,700,000, the loan origination fee of $185,000, and accrued interest of $46,000) was paid to the holders in full satisfaction of all amounts owing.

On June 6, 2007, we entered into an additional promissory note in the amount of $3,500,000 with J. Randall Martin, Thomas W. Lough and RNC (Management) Limited for the purpose of providing us with short-term financing to sustain our operations and to continue our acquisition of property interests in the Zona Alta portion of the Marmato project in Colombia. Mr. Martin provided $2,000,000 of the total financing, Mr. Lough provided $1,000,000 of the total financing, and RNC (Management) Limited provided the remaining $500,000. The loan, collaterized by the Company's investment in RNC, was due and payable upon the closing of a planned equity financing, but in no case later than August 15, 2007. Upon repayment, a $52,000 fee was payable to the note holders. The note bore interest at 10% per annum, with monthly interest payments commencing June 30, 2007. In connection with the Company's August 14, 2007 private placement, a total of $3,634,000 (representing the principal amount of the promissory note of $3,500,000, the loan origination fee of $52,000, and accrued interest of $82,000) was paid to the holders in full satisfaction of all amounts owing.

On November 12, 2007, the Company entered into a $2,500,000 promissory note between J. Randall Martin, Thomas W. Lough and RNC (Management) Limited. The loan, collateralized by the Company's investment in RNC, was due and payable upon closing an equity financing, but in no case later than December 31, 2007. Upon repayment, a $37,000 fee was payable to the note holders. The note bore interest at 10% per annum with monthly interest payments commencing November 30, 2007.  In connection with the Company's December 28, 2007 private placement, a total of $2,559,000 (representing the principal amount of the promissory notes of $2,500,000, the loan origination fee of $37,000 and accrued interest of $22,000) was paid to the holders in full satisfaction of all amounts owing.

On February 8, 2008, we borrowed $2,500,000 from Global Resource Fund pursuant to a promissory note. Auramet Trading, LLC (“Auramet”) is a $750,000 participant in the loan and one of our directors, James Verraster, serves as Chief Executive Officer of Auramet. The promissory note provides for a $2,500,000 secured loan maturing on July 31, 2008. The borrowing under the promissory note is secured by a guaranty by the Company's subsidiaries. The guaranty is, in turn, secured by first priority pledges of the shares of such subsidiaries held directly and indirectly by the Company. The promissory note bears interest at a rate of 12.5% per annum, and interest payments are due monthly on the last day of the month, commencing on February 29, 2008. Proceeds from the borrowing will be used in connection with the Company's successful bid to acquire all of the issued and outstanding shares of Mineros Nacionales S.A., as described in Item 6 of this Annual Report on Form 10-KSB. In connection with this loan, the Company issued 350,000 common share purchase warrants to the lender and paid an up-front fee to the lender equal to 3.0% of the borrowing under the promissory note. Each warrant entitles the holder thereof to purchase one common share at an exercise price of CDN$1.10 for a period of 24 months from the date of closing. If the warrants are not exercised by the expiration date, the lender may require the Company to repurchase the warrants for $50,000.

Director Independence

Each of Thomas Ernest McGrail, James Verraster, Jonathan Berg, David Bikerman and Terry Lyons are independent directors as such term is defined in the listing standards applicable to companies listed on the American Stock Exchange. In addition, two of the members of our Audit and Governance Committee, James Verraster and Terry Lyons, are independent, and one member, Jonathan Berg, is non-independent, as independence is defined in connection with audit committee membership in the listing standards applicable to companies listed on the American Stock Exchange.

Item 13. Exhibits

The exhibits listed on the accompanying Exhibit Index are filed as part of this Annual Report on Form 10-KSB.

Item 14.  Principal Accountant Fees and Services

Audit Fees

The aggregate fees billed by our auditors for professional services rendered in connection with a review of the financial statements included in our quarterly reports on Form 10-QSB, the audit of our annual consolidated financial statements for the fiscal years ended December 31, 2007 and December 31, 2006, and various consents related to registration statement filings during fiscal 2007 were $249,604 and $191,000, respectively.

Audit-Related Fees

Our auditor billed $0 for the fiscal years ended December 31, 2007 and $25,000 for the fiscal year ended December 31, 2006 in fees for assurance and related services that are reasonably related to the performance of the audit or review of our financial statements.

Tax Fees

The aggregate fees billed by our auditors for professional services for tax compliance, tax advice, and tax planning were $0 and $0 for the fiscal years ended December 31, 2007 and 2006.

All Other Fees

The aggregate fees billed by our auditors for all other non-audit services, such as attending meetings and other miscellaneous financial consulting, for the fiscal years ended December 31, 2007 and 2006 were $10,000 and $0 respectively.

Audit and Governance Committee Pre-Approval Policies

The Audit and Governance Committee reviews and approves audit and permissible non-audit services performed by our independent auditors, as well as the fees charged for such services. In its review of any non-audit service fees and the appointment of its independent auditors, the Audit and Governance Committee considers whether the provision of such services is compatible with maintaining the auditors' independence. All of the services provided and fees charged by the Company's independent auditors in fiscal 2007 were pre-approved by the Audit and Governance Committee.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Colombia Goldfields Ltd.

By:	/s/ J. Randall Martin
J. Randall Martin
Chief Executive Officer and Vice Chairman
March 20, 2008

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

By:	/s/ J. Randall Martin	By:	/s/ James Kopperson
	J. Randall Martin		James Kopperson
	Chief Executive Officer, Vice Chairman and Director (Principal executive officer)		Chief Financial Officer (Principal financial and accounting officer)
	March 20, 2008		March 20, 2008

By:	/s/ Thomas Ernest McGrail	By:	/s/ David Bikerman
	Thomas Ernest McGrail		David Bikerman
	Director		Director
	March 20, 2008		March 20, 2008

By:	/s/ James Verraster	By:	/s/ Terry Lyons
	James Verraster		Terry Lyons
	Director		Director
	March 20, 2008		March 20, 2008

By:	/s/ Jonathan Berg	By:	/s/ Edward Flood
	Jonathan Berg		Edward Flood
	Director		Director
	March 20, 2008		March 20, 2008

Exhibit Index

Exhibit Number	Description
2.1	RNC Stock Purchase Agreement (incorporated by reference to Exhibit 2.1 to our Current Report on Form 8-K filed on January 13, 2006)
2.2*	Stock Purchase Agreement with Mineros S.A.
3.1	Articles of Incorporation, as amended (incorporated by reference to Exhibit 3.1 to our Registration Statement on Form SB-2 filed on July 28, 2006)
3.2	By-laws, as amended (incorporated by reference to Exhibit 3.2 to our Registration Statement on Form SB-2 filed on July 28, 2006)
4.1	Form of Indenture relating to Senior Debt Securities of the Company (incorporated by reference to Exhibit 4.5 to our Registration Statement on Form S-3 filed on January 8, 2008)
4.2	Form of Indenture relating to Subordinated Debt Securities of the Company (incorporated by reference to Exhibit 4.6 to our Registration Statement on Form S-3 filed on January 8, 2008)
10.1	Consulting Agreement with Stewart Redwood (incorporated by reference to Exhibit 10.1 to our Annual Report on Form 10-KSB filed on March 30, 2007)
10.2	Assignment Agreement with Investcol Limited (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on September 28, 2005)
10.3	Agreement with Investcol Limited (incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K filed on September 28, 2005)
10.4	Employment Contract with J. Randall Martin (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on October 5, 2007)
10.5	Employment Contract with James Kopperson (incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K filed on October 5, 2007)
10.6	Master Agreement for Acquisition of properties in Caramanta (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on September 28, 2006)
10.7	First Amendment to Stock Purchase Agreement (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on August 25, 2006)
10.8	Second Amendment to Stock Purchase Agreement (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on December 15, 2006)
10.9	Third Amendment to RNC Stock Purchase Agreement (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on August 24, 2007)
14.1	Code of Ethics (incorporated by reference to Exhibit 14.1 to our Annual Report on Form 10-KSB filed on April 16, 2005)
16.1	Letter from Vellmer & Chang to the SEC (incorporated by reference to Exhibit 16.1 to our Current Report on Form 8-K filed on August 11, 2006)
21.1*	Subsidiaries of Small Business Issuer
23.1*	Consent of PricewaterhouseCoopers LLP
31.1*	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Chief Financial Officer pursuant to Securities Exchange Act Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*  Filed herewith