Form 10-Q
period 2008-03-31
COLOMBIA GOLDFIELDS LTD
filed 2008-05-09
CIK 1223663

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

☒     Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended March 31, 2008

☐     Transition Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period __________ to __________

Commission File Number: 000-51013

Colombia Goldfields Ltd.
(Exact name of registrant as specified in its charter)

Delaware	76-0730088
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

#208-8 King Street East, Toronto, Ontario, Canada M5C 1B5
(Address of principal executive offices)

416-361-9640
(Registrant's telephone number)

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

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one):

Large Accelerated Filer ☐	Accelerated Filer ☐

Non-accelerated filer ☐	Smaller reporting company ☒
(Do not check if a smaller reporting company)

 Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

☐ Yes             ☒ No

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 92,932,486 common shares as of March 31, 2008.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

Our unaudited consolidated financial statements included in this Form 10-Q are as follows:

F-1

Interim Consolidated Balance Sheets as of March 31, 2008 and December 31, 2007 (unaudited);

F-2

Interim Consolidated Statements of Operations and Comprehensive Loss for the three months ended March 31, 2008 and 2007 and cumulative from inception (March 25, 2003) through March 31, 2008 (unaudited);

F-3

Interim Consolidated Statement of Stockholders' Equity (Deficiency) for the period from December 31, 2006 through March 31, 2008 (unaudited);

F-5

Interim Consolidated Statements of Cash Flows for the three months ended March 31, 2008 and 2007 and from inception (March 25, 2003) through March 31, 2008 (unaudited); and

F-6

Notes to interim Consolidated Financial Statements.

These unaudited interim consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the interim period ended March 31, 2008 are not necessarily indicative of the results that can be expected for the full year.

COLOMBIA GOLDFIELDS LTD.
(An Exploration Stage Company)
CONSOLIDATED BALANCE SHEETS
(UNAUDITED)
 (Amounts in US Dollars, In Thousands, Except Share and Per Share Amounts)

	March 31,	December 31,
	2008	2007

ASSETS

Current

Cash and cash equivalents	$4,861	$6,939
Restricted cash (Note 3)	2,500	-
Prepaid expenses and deposits	957	579
Prepaid consulting fees (Note 6)	235	367
	8,553	7,885

Mineral and exploration properties and rights (Note 4)	65,756	65,377
Property and equipment, net of accumulated amortization (Note 5)	1,225	1,257
	$75,534	$74,519

LIABILITIES

Current

Accounts payable and accrued liabilities	$3,189	$2,818
Mineral property purchase obligations (Note 7)	6,598	8,747
Short-term promissory note (Note 8)	2,450	-
	12,237	11,565
Non-current
Deferred income tax liability (Notes 4 and 9)	12,215	11,868
	24,452	23,433

STOCKHOLDERS' EQUITY

Common stock (Notes 6 & 13)
Authorized:
200,000,000 common shares, $0.00001 par value
Issued and outstanding:	1	1
92,932,486 common shares (December 31, 2007: 86,590,075
common shares)

Additional paid-in capital (Note 6)	79,661	73,490
	79,662	73,491
Deficit accumulated during the exploration stage	(28,580)	(22,405)
	51,082	51,086
	$75,534	$74,519

See accompanying Notes to Interim Consolidated Financial Statements

* Going Concern (Note 1)
* Commitments and Contingencies (Note 13)

COLOMBIA GOLDFIELDS LTD.
(An Exploration Stage Company)
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(UNAUDITED)
 (Amounts in US Dollars, In Thousands, Except Share and Per Share Amounts)

				Cumulative
				From
				Inception
	Three	Three		(March 25,
	Months	Months		2003)
	Ended	Ended		through
	March 31,	March 31,		March 31,
	2008	2007		2008

REVENUES	$-	$-		$-

OPERATING EXPENSES

Mineral property exploration expenses (Notes 4 and 6)	2,975	1,472		15,555
General and administrative (Note 6)	2,207	1,401		12,624
Foreign exchange	1,840	46		3,914
Amortization	63	19		248
Total operating expenses	7,085	2,938		32,341
Other income	(6)	(10)		(153)
Loss before deferred income taxes	(7,079)	(2,928)		(32,188)
Deferred income tax recovery (Note 9)	904	425		3,608
Net loss and comprehensive loss	$(6,175)	$(2,503)		$(28,580)
LOSS PER SHARE – BASIC AND DILUTED	$(0.07)	$(0.04)	$

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING
Basic and diluted	86,659,772	57,211,516

See accompanying Notes to Interim Consolidated Financial Statements

* Going Concern (Note 1)

COLOMBIA GOLDFIELDS LTD.
(An Exploration Stage Company)
CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIENCY)
(UNAUDITED)
 (Amounts in US Dollars, In Thousands, Except Share and Per Share Amounts)

				Deficit
		Capital		Accumulated
		Stock/		During
		Additional	Share	The	Total
	Common	Paid-in	Subscriptions	Exploration	Stockholders'
	Shares	Capital	Received	Stage	Equity

Balance, December 31, 2006	56,036,849	$37,040		$(7,830)	$29,210

Year Ended December 31, 2007:

Issue of common stock
for cash at $1.00 per share less agents fee
of $541 on March 21, 2007	9,020,000	8,075	-	-	8,075

Issue of agent's warrants in connection with March 21, 2007 common stock issuance	-	404	-	-	404

Issue of common stock for consulting services	650,000	967	-	-	967

Issue of common stock to non-management directors	60,000	73	-	-	73

Issue of common stock for cash at CDN $1.40 per unit (common shares and warrants) less allocated agent's fee of $611on August 14, 2007.	8,483,000	9,260	-	-	9,260

Issue of share purchase warrants with August 14, 2007 common stock issuance less allocated agent's fee of $59	-	926	-	-	926

Issue of agent's warrants in connection with August 14, 2007 common stock issuance	-	308	-	-	308

Issuance of common stock for mineral concessions at $1.47 on September 14, 2007	3,000,000	4,410	-	-	4,410

Issuance of common stock for cash at CDN $1.10 per unit (common shares and warrants) less agent's fees and issue costs of $649 on December 28, 2007	9,165,226	7,581	-	-	7,581

Issuance of share purchase warrants with December 28, 2007 common stock issuance less agent's fees and issue costs of $139	-	1,690	-	-	1,690

Issuance of agent's warrants in connection with December 28, 2007 common stock issuance		224	-	-	224

Exercise of common stock options on May 3, 2007 and November 14, 2007	175,000	131	-	-	131

Stock based compensation	-	2,402	-	-	2,402

Net loss for the year ended December 31, 2007		-	-	(14,575)	(14,575)

Balance December 31, 2007	86,590,075	$73,491	$-	$(22,405)	$51,086

See accompanying Notes to Consolidated Financial Statements

* Going concern Note 1

COLOMBIA GOLDFIELDS LTD.
(An Exploration Stage Company)
CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIENCY)
(UNAUDITED)
 (Amounts in US Dollars, In Thousands, Except Share and Per Share Amounts)

				Deficit
		Capital		Accumulated
		Stock/		During	Total
		Additional	Share	The	Stockholders'
	Common	Paid-in	Subscriptions	Exploration	Equity
	Shares	Capital	Received	Stage	(Deficiency)

Balance, December 31, 2007	86,590,075	$73,491	-	$(22,405)	$51,086

Three Months Ended March , 2008:

Issue of share purchase warrants with
February 8, 2008 short-term promissory
note	-	100	-	-	100

Issuance of common stock for cash at
$0.85 per unit (common shares and
warrants) less agent's fees and issue
costs of $160 on March 31, 2008	6,342,411	3,931	-	-	3,931

Issuance of share purchase warrants with
March 31, 2008 common stock issuance
less agent's fees and issue costs of $48	-	1,252	-	-	1,252

Stock based compensation	-	888	-	-	888
Net loss for the three months ended
March 31, 2008		-	-	(6,175)	(6,175)

Balance, March 31, 2008	92,932,486	$79,662	$-	$(28,580)	$51,082

See accompanying Notes to Interim Consolidated Financial Statements

* Going concern Note 1

COLOMBIA GOLDFIELDS LTD.
(An Exploration Stage Company)
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
 (Amounts in US Dollars, In Thousands, Except Share and Per Share Amounts)

			Cumulative from
			Inception
	Three	Three	(March
	Months	Months	25, 2003)
	Ended	Ended	through
	March 31,	March 31,	March 31,
	2008	2007	2008

OPERATING ACTIVITIES:
Net loss	$(6,175)	$(2,503)	$(28,580)
Items not requiring cash outlay:
- Consulting fees	-	-	54
- Amortization	63	19	248
- Mineral property exploration	-	-	250
- Stock based compensation	1,021	566	6,089
- Deferred income taxes	(904)	(425)	(3,608)
Changes in non-cash working capital items:
- Prepaid expenses and deposits	(378)	(192)	(957)
- Accounts payable, accrued and other liabilities	1,620	709	6,003
- Due to/from related parties	-	-	5
Net cash used in operating activities	(4,753)	(1,826)	(20,496)

FINANCING ACTIVITIES:
Issuance of securities, net of issue costs and fees	5,183	8,479	47,397
Issuance of promissory notes and warrants	2,500	3,700	12,200
Repayment of promissory notes	-	(3,700)	(9,700)
Exercise of stock options	-	-	131
Net cash provided by financing activities	7,683	8,479	50,028

INVESTING ACTIVITIES:
Purchase of mineral exploration rights	(2,477)	(3,580)	(20,698)
Purchase of equipment	(31)	(14)	(1,452)
Website development costs	-	-	(21)
Restricted cash	(2,500)	-	(2,500)
Net cash used in investing activities	(5,008)	(3,594)	(24,671)

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(2,078)	3,059	4,861

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	6,939	883	-

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$4,861	$3,942	$4,861

SUPPLEMENTAL CASH FLOW INFORMATION

Interest and financing fees-promissory notes	$183	$231	$608
Taxes	$-	$-	$-

See accompanying Notes to Interim Consolidated Financial Statements

* Going Concern (Note 1)

COLOMBIA GOLDFIELDS LTD.
 (An Exploration Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in US Dollars, In Thousands, Except Share and Per Share Amounts)

NOTE 1 – GOING CONCERN AND NATURE OF OPERATIONS

The Company was incorporated under the laws of the State of Nevada, U.S.A., on March 25, 2003.  On July 31, 2006, the Company's jurisdiction of incorporation was changed to the state of Delaware.  The Company is currently in the exploration stage and its operational focus is on the acquisition of exploration for, and development of mineral properties.

The Company has incurred a cumulative net loss since inception on March 25, 2003 to March 31, 2008 of $28,580 and has no source of operating revenue.  The Company's ability to meet its obligations and continue as a going concern is dependent on the ability to identify and complete future funding.  While the Company has been successful in raising financing to date, there can be no assurance that it will be able to do so in the future.

These consolidated financial statements have been prepared using U.S generally accepted accounting principles applicable to a going concern which contemplates the realization of assets and settlement of liabilities in the normal course of business as they come due. In addition to the Company's working capital deficiency and an accumulated deficit at March 31, 2008, the Company must also secure sufficient funding to meet its anticipated exploration expenses and mineral properties and rights acquisitions.  These circumstances lend substantial doubt as to the ability of the Company to meet its obligations as they come due and, accordingly, as to the appropriateness of the use of accounting principles applicable to a going concern.  In recognition of these circumstances, in February, 2008 the Company entered into a $2,500 short-term bridge loan and on March 31, 2008 the Company raised equity funding, net of fees, of $5,183 through a private placement of additional share capital.  The Company intends to continue relying upon the issuance of securities to finance exploration, meet contractual obligations and continue as a going concern.  As of the date of the approval of the consolidated financial statements, there is no assurance that these initiatives will be sufficient or successful.

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

Use of Estimates

The preparation of financial statements in accordance with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amount of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amount of revenues and expenses during the period.  Actual results may differ from those estimates.

COLOMBIA GOLDFIELDS LTD.
 (An Exploration Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in US Dollars, In Thousands, Except Share and Per Share Amounts)

Consolidation

Entities that are controlled by the Company, either directly or indirectly, are consolidated. Control is established by the Company's ability to determine strategic, operating, investing and financing policies without the co-operation of others. The Company analyzes its level of ownership, voting rights and representation on the board of directors in determining if control exists by any one, or a combination, of these factors.

These consolidated financial statements include the accounts of (i) Colombia Goldfields Ltd., a Delaware corporation (ii) the Company's 100%  interest in RNC (Colombia) Limited (“RNC”), a Belize corporation  and its  95% owned subsidiary – Compania Minera De Caldas, S.A. (“Caldas”), a Colombia corporation, (iii) the Company's 94% interest in Gavilan Minerales, S.A. (“Gavilan”) a Colombia corporation. Colombian law requires Colombian companies to have at least five shareholders and, as a result, the remaining 5% of Caldas and 6% of Gavilan is held by directors and senior management of the Company. All significant inter-company transactions and balances have been eliminated upon consolidation.

Since the non-controlling shareholders of RNC and Gavilan have no obligation to contribute any additional capital and the Company is the primary entity obligated to fund future exploratory work, no non-controlling interest related to RNC or Gavilan has been recognized in the consolidated statements of operations for the periods ended March 31, 2008 and 2007 and in the consolidated balance sheets at March 31, 2008 and December 31, 2007.  The directors and senior management of Caldas and Gavilan have executed voting and support agreements in favour of the Company.

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

COLOMBIA GOLDFIELDS LTD.
 (An Exploration Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in US Dollars, In Thousands, Except Share and Per Share Amounts)

Asset Retirement Obligations

The Company applies SFAS No. 143, Accounting for Asset Retirement Obligations which requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred. SFAS No. 143 requires the Company to record a liability for the present value using a credit-adjusted risk free interest rate, of the estimated site restoration costs with a corresponding increase to the carrying amount of the related long-lived assets. The liability is accreted until it has been fully incurred and the asset is amortized over the life of the related assets. Adjustments are made for changes resulting from the passage of time and changes to either the timing or amount of the original present value estimate underlying the obligation will be made. As at March 31, 2008 and December 31, 2007 the Company does not have any asset retirement obligations.

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

Comprehensive Income

In accordance with SFAS No. 130, Reporting Comprehensive Income (“SFAS 130”), comprehensive income consists of net income and other gains and losses affecting stockholders' equity that are excluded from net income, such as unrealized gains and losses on investments available for sale, foreign currency translation gains and losses when a subsidiary has a functional currency other than US dollars, and minimum pension liabilities. For all periods presented, the Company's financial statements do not include any of the additional elements that affect comprehensive income. Accordingly, net loss and comprehensive loss are identical.

COLOMBIA GOLDFIELDS LTD.
 (An Exploration Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in US Dollars, In Thousands, Except Share and Per Share Amounts)

Stock-Based Compensation

The Company applies SFAS No. 123(R), Share-Based Payment, to account for stock options and similar equity instruments issued. Accordingly, compensation expense attributable to stock options or similar equity instruments granted is measured at the fair value at the grant date using the Black-Scholes option pricing model and a graded approach and recognized over the expected vesting period. In the event stock options are forfeited, any previously recognized compensation expense related to unvested and expiring awards in excess of estimated forfeitures is recognized in earnings during the period of forfeiture.

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

Earnings (Loss) per Share

Basic earnings (loss) per share is computed by dividing net earnings (loss) available to common stockholders by the weighted average number of common shares outstanding during the period. Diluted net earnings (loss) per share on the potential exercise of equity-based financial instruments is not presented where anti-dilutive. For the periods ended March 31, 2008 and 2007, outstanding share purchase warrants and options to purchase common shares were excluded from the computation of diluted earnings per share as the impact of these instruments was antidilutive as a result of losses incurred in these periods.

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

COLOMBIA GOLDFIELDS LTD.
 (An Exploration Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in US Dollars, In Thousands, Except Share and Per Share Amounts)

Financial Instruments

The Company's financial instruments consist of cash and cash equivalents, restricted cash, deposits, accounts payable and accrued liabilities, short-term promissory notes, and mineral property purchase obligations.  The carrying value of these financial instruments approximates their fair value based on their liquidity or their short-term nature. The Company is not exposed to significant interest or credit risk arising from these financial instruments.

NOTE 3 – RESTRICTED CASH

On January 29, 2008 the Company entered into a Share Purchase and Sale Agreement (the “Agreement”) to purchase all of the issued and outstanding shares of Mineros Nacionales S.A., (“Mineros”) a corporation organized under the laws of the Republic of Colombia, for cash consideration of $35,000.  The Mineros Agreement provides that the transaction will be completed on April 29, 2008, unless such closing date is extended by mutual agreement.  The Company has provided a guarantee in the amount of $2,500, which would be payable to the vendors if the transaction is not completed for any reason.  The guarantee is collateralized by a term deposit held by the Company in the amount of $2,500.

NOTE 4 – MINERAL PROPERTIES AND EXPLORATION RIGHTS

   Mineral Property Rights Acquisition and Exploration Expenditures

The Company's mineral property acquisition and exploration expenditures consist of

I)

The acquisition of mineral concessions;

II)

The acquisition of mineral and exploration rights from existing titleholders;

III)

The exploration of acquired mineral properties and related activities; and

IV)

Stock-based compensation allocated pursuant to SFAS No. 123(R)

COLOMBIA GOLDFIELDS LTD.
 (An Exploration Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in US Dollars, In Thousands, Except Share and Per Share Amounts)

The following table summarizes the Company's mineral concession acquisitions, mineral rights acquisitions, and mineral exploration expenses as recorded in the Company's Consolidated financial statements:

			Cumulative From
			Inception
	Three Months	Three Months	(March 25, 2003)
	Ended	Ended	Through
	March 31,	March 31,	March 31,
	2008	2007	2008

I) Acquisition of mineral concessions	$-	$-	$26,911

II) Acquisition of mineral and exploration rights	379	3,741	25,837

Total acquired mineral and exploration properties and rights	379	3,741	52,748

III) Exploration of acquired mineral properties	2,727	1,257	14,194

IV) Stock based compensation	248	215	1,361

Total mineral property exploration expenses	2,975	1,472	15,555

Total mineral and exploration properties and rights acquisitions and exploration expenditures	$3,354	$5,213	$68,303

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

	March 31, 2008	December 31, 2007
Purchase of mineral and exploration properties and rights	$ 52,748	$ 52,369
Recognition of deferred tax liability upon acquisition	$ 13,008	$ 13,008
Mineral and exploration properties and rights	$ 65,756	$ 65,377

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

NOTE 5 – PROPERTY AND EQUIPMENT

		Accumulated	Net Book
As at March 31, 2008	Cost	Amortization	Value
Equipment and computers	$1,023	$(122)	$901
Building	97	(8)	89
Vehicles	317	(82)	235

Total	$1,437	$(212)	$1,225

		Accumulated	Net Book
As at December 31, 2007	Cost	Amortization	Value
Equipment and computers	$998	$(84)	$914
Building	96	(6)	90
Vehicles	312	(59)	253

Total	$1,406	$(149)	$1,257

COLOMBIA GOLDFIELDS LTD.
 (An Exploration Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in US Dollars, In Thousands, Except Share and Per Share Amounts)

NOTE 6 – STOCKHOLDERS' EQUITY

Common Stock

	March 31, 2008	December 31, 2007
Authorized:
200,000,000 common shares,
$0.00001 par value
Issued and Outstanding:
92,932,486 common
shares (December 31, 2007: 86,590,075 common shares)	$ 1	$ 1

i)

During the three months ended March 31, 2008 the Company completed the following transactions:

a)

On March 3, 2008 the Company issued 250,000 options to purchase the Company's common stock to an employee.

b)

On March 19, 2008 the Company issued 50,000 options to purchase the Company's common stock to a director.

c)

On March 31, 2008 the Company completed a private equity offering of 6,342,411 Units at USD $0.85 per Unit to a total of 7 investors.  Each Unit consists of one share of common stock and one warrant (“the Warrant”), for a total of 6,342,411 common shares and 6,342,411 warrants issued.  The total gross proceeds raised was $5,391.  Each warrant is exercisable for one common share at an exercise price of $1.10 and the Warrants are exercisable at any time up to two years from the issue date.

In connection with this private equity offering, the Company paid as a commission $158 and incurred issue costs of $50.

The Company has allocated the total net proceeds from the offering of $5,183 to the various underlying equity instruments comprising the equity offering, based on the estimated relative fair value of each instrument at the offering date as follows:

Net Proceeds
Common shares and
Additional paid in capital – common shares	$ 3,931
Additional paid in capital – share purchase warrants	1,252
Total net proceeds from private equity offering	$ 5,183

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

c)

On May 3, 2007, the Company issued 50,000 common shares pursuant to the exercise of 50,000 options for proceeds of $37.

d)

On June 6, 2007, the Company issued 60,000 common shares to non-management directors of the company in connection with their annual remuneration.

e)

On August 7, 2007, the Company issued 150,000 options to purchase the Company's common stock to certain consultants.

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

The Company has allocated the net proceeds of $10,494 from the offering to the various underlying equity instruments comprising the offering, based on the estimated relative fair value of each instrument at the closing date, as follows:

Net Proceeds
Common shares and additional paid in capital-common shares	$ 9,568
Additional paid in capital-share purchase and agents' warrants	926
$ 10,494

g)

On September 14, 2007 in connection with the acquisition of the final 10% of RNC, the Company issued 3,000,000 common shares at $1.47 per share to Investcol (See Note 3).

COLOMBIA GOLDFIELDS LTD.
 (An Exploration Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in US Dollars, In Thousands, Except Share and Per Share Amounts)

h)

On October 1, 2007, the Company issued 150,000 options to purchase the Company's common stock to certain consultants in exchange for services rendered.

i)

On November 8, 2007, the Company issued 1,850,000 options to purchase the Company's common stock to certain directors, officers and employees.

j)

On November 14, 2007, the Company issued 125,000 common shares pursuant to the exercise of 125,000 options for proceeds of $94.

k)

On December 28, 2007, the Company completed a private equity offering of 9,165,226 Units at $1.10 CDN per Unit to a total of 11 investors.  Each Unit consists of one share of common stock and one-half warrant (the “Warrant”), for a total of 9,165,226 common shares and 4,582,613 warrants issued.  The total gross proceeds raised was $10,283 ($10,082 CDN).  Each Warrant is exercisable for one common share at an exercise price of $2.00 CDN and the Warrants are exercisable at any time up to December 28, 2012.

In connection with this private equity offering, the Company paid as a commission $668 ($665 CDN), incurred issue costs of $120, and issued additional warrants (“Agents' Warrants”) to purchase 595,739 share of the Company's common stock with each Agents' Warrant exercisable for one common share at an exercise price of $1.20 CDN.  The Warrants are exercisable at any time up to December 28, 2009.

The Company has allocated the total net proceeds from the offering of $9,495 to the various underlying equity instruments comprising the equity offering, based on the estimated relative fair value of each instrument at the offering date, as follows:

Net Proceeds
Common shares and
Additional paid in capital – common shares	$ 7,582
Additional paid in capital – share purchase and agents' warrants	1,913
Total gross proceeds from private equity offering	$ 9,495

Fair Value Disclosure

The Warrants and Agents' Warrants (collectively “the Warrants”) issued in connection with the Company's August 14, 2007 and December 28, 2007 private placements and the Warrants issued in connection with the Company's February 8, 2008 short-term promissory note issuance are denominated in Canadian dollars while the Company's functional and reporting currency is the U.S. Dollar.  As a result, the fair value of the Warrants fluctuates based on their time and expiry and changes in the exchange rate between the U.S. and Canadian dollar.

Recent developments suggest warrants with exercise prices denominated in a different currency than an entity's functional currency should not be classified as equity.  If U.S. GAAP is changed to reflect this view, these instruments would be treated as derivatives and recorded as liabilities carried at their fair value, with period to period changes in the fair value recorded as a gain or loss in the statement of operations and comprehensive loss.

COLOMBIA GOLDFIELDS LTD.
 (An Exploration Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in US Dollars, In Thousands, Except Share and Per Share Amounts)

In April 2007, the FASB released Proposed Statement 133 Implementation Issue C21, “Whether Options (Including Embedded Conversion Options) Are Indexed to both an Entity's own Stock and Currency Exchange Rated.” The tentative conclusions of C21 would mean the Company's Canadian dollar denominated warrants do not meet a scope exception under FAS133 and therefore these warrants would be recorded as derivative liabilities and carried at fair value.  Transitional provisions would require a cumulative-effect adjustment to the opening balance of the Company's deficit.  However, the FASB deferred making a decision on confirming their tentative conclusions in Issue C21 and asked that it be subsumed into an EITF issue of 07-5 “Determining Whether an Instrument (or Embedded Feature) is Indexed to a Company's Own Stock.”  A tentative conclusion is out for comment.  If the Company is required to adopt EITF 07-05 it will adjust the warrants to liabilities when required.

If the Company had recorded such instruments as derivatives, it would have reported the following unrealized cumulative gain:

Total
Fair value – At Inception of instruments	$ 3,865
Decrease in fair value of instruments	(1,901)
Fair value – March 31, 2008	$ 1,964

In connection with certain of the Company's historical private placements totalling $42,094, the Company historically committed to penalties ranging between 1.5% and 2.5% of the gross proceeds received in the event the subsequent registration statements were not declared effective by the SEC within specified periods following the closing of the offerings.  Pursuant to EITF 00-19-2- Accounting for Registration Payment Arrangements, the Company concluded that at inception and subsequently, payments under these commitments are not probable.  As a result, no liabilities for registration payment obligations are required to be recognized in the consolidated balance sheets at March 31, 2008 and  December 31, 2007.  The Company currently has effective registration statements for all applicable historical private placements.

Warrants

 As at March 31, 2008, the following warrants were issued and outstanding:

Number of Warrants	Exercise Price	Expiry Date
6,500,666	$2.50 USD per share	April 25, 2008
390,040	2.00 USD per share	April 25, 2009
541,200	1.00 USD per share	March 22, 2010
4,241,500	1.85 CDN per share	August 14, 2008
508,980	1.40 CDN per share	August 14, 2010
4,582,613	2.00 CDN per share	December 28, 2012
595,739	1.20 CDN per share	December 28, 2009
350,000	1.10 CDN per share	February 8, 2010
5,992,411	1.10 USD per share	March 28, 2010
350,000	1.10 USD per share	March 31, 2010
24,053,149	$1.80 USD per share

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

Pursuant to the Plan, during 2008 the Company granted 300,000 stock options to employees, directors, officers and consultants of the Company. These stock options vest at a rate of 25% every six months over a period of two years, and have a life of 10 years. For the three months ended March 31, 2008, the Company recorded a total of $888 in stock based compensation (three months ended March 31, 2007 - $312).

A summary of stock options granted and exercised is as follows:

	Shares	Weighted Average Exercise Price
Options outstanding at December 31, 2007	5,890,000	$ 1.30
Granted in fiscal 2008	300,000	0.93
Exercised in fiscal 2008	-	-
Forfeited and expired in fiscal 2008	(150,000)	(0.97)
Options outstanding at March 31, 2008	6,040,000	$ 1.29

	Fiscal 2008	Fiscal 2007
Weighted average fair value of options granted during the period	$ 0.71	$ 1.06

Weighted average fair value of options vested during the period	$ 1.11	$ 1.12

Range of Exercise Prices	Number Outstanding	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (yrs)	Number Exercisable	Weighted Average Exercise Price
$0.75 - $1.00	550,000	$0.85	8.95	250,000	$0.75
$1.01 - $2.00	5,490,000	1.33	8.99	2,207,500	1.35
$0.75 - $2.00	6,040,000	$1.29	8.98	2,457,500	$1.29

COLOMBIA GOLDFIELDS LTD.
 (An Exploration Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in US Dollars, In Thousands, Except Share and Per Share Amounts)

The fair value of options granted in 2008 has been estimated as of the date of the grant using the Black-Scholes option pricing model with the following assumptions: risk-free interest rate of 4.45%, dividend yield 0%, an estimated volatility of 65%, and expected term of 10 years, equal to the full life of the options as the Company does not expect any material option awards to be forfeited or exercised early.

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

Other Stock-Based Compensation

On October 1, 2006, the Company agreed to grant 500,000 common shares to a consultant providing services to the Company. Pursuant to the terms of the Consulting Agreement, should the Consultant's employment terminate by the Consultant's resignation before the period of two years has elapsed, the Consultant is required to return a pro rata portion of the shares based on the time remaining in the contract. In the case of a change in control of the Company by merger or sale of a majority stake or otherwise, the shares held by the Consultant will immediately vest. The fair value of the common stock award, based on the market price of the Company's common shares at the agreement date, was $915. The shares were issued on March 22, 2007 and the Company is accounting for this award by recognizing compensation expense ratably over twenty-four months, commencing on the agreement date. For the three months ended March 31, 2008, the Company recorded a total of $114 in stock based compensation expense related to this award in the consolidated statement of operations (three months ended March 31, 2007- $114).

On January 15, 2007, the Company agreed to grant 150,000 common shares to a consultant.  The fair value of the common stock award, based on the market price of the Company's common shares at the agreement date, was $166. The shares were issued on March 22, 2007 and the Company accounted for this award by recognizing compensation expense ratably over three months, commencing on the agreement date. For the three months ended March 31, 2008, the Company recorded $NIL in stock based compensation expense related to this award in the consolidated statement of operations (three months ended March 31, 2007-$166).

On May 6, 2007, the Company granted 60,000 common shares to non-management directors. The fair value of the common stock awards, based on the market price of the Company's common shares at the grant date, was $73. The shares were issued on June 6, 2007 and the Company accounts for this award by recognizing compensation expense ratably over twelve months, commencing on the grant date. For the three months ended March 31, 2008, the Company recorded $18 in stock based compensation expense related to this award in the consolidated statement of operations (three months ended March 31, 2007 - $NIL).

COLOMBIA GOLDFIELDS LTD.
 (An Exploration Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in US Dollars, In Thousands, Except Share and Per Share Amounts)

Summary of Stock-Based Compensation Expenses

The following table summarizes stock-based compensation recorded in the consolidated statements of operations:

	Three Months Ended March 31, 2008	Three Months Ended March 31, 2007	Cumulative From Inception (March 25, 2003) through March 31, 2008
Mineral property exploration expenses	$ 248	$ 215	$ 1,361
General and administrative	773	351	4,728
Total stock-based compensation	$ 1,021	$ 566	$ 6,089

As at March 31, 2008, there was $1,944 of unrecognized compensation cost related to unvested stock options. This cost is expected to be fully recognized as follows: 2008 - $1,466; 2009 - $474; 2010 - $4.

At March 31, 2008, there was $235 of unrecognized compensation cost related to unvested direct stock awards recorded as prepaid consulting fees in the Company's consolidated balance sheet. This cost is expected to be fully recognized in the statement of operations in 2008.

NOTE 7 – MINERAL PROPERTY PURCHASE OBLIGATIONS

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

NOTE 8 – SHORT TERM PROMISSORY NOTE

On February 8, 2008 the Company entered into a $2,500 short-term promissory note with Global Resource Fund (“Global”).  One of the Company's directors serves as Chief Executive Officer of a company that is a $750 participant in the note.  The loan, collateralized by the Company's investment in RNC and collateralized by a pledge of the Company's shares of Caldas, is due and payable on or before July 31, 2008.  Upon signing, a $75 fee was paid to the note holder.  The note bears interest at 12.5% per annum, with monthly interest payments commencing February 29, 2008.

In connection with this promissory note, the Company issued warrants to purchase 350,000 shares of the Company's common stock with each warrant exercisable at any time up to February  8, 2010 at an exercise price of CDN $1.10 per share.  If the warrants are not exercised by the expiration date, the lender may require the Company to repurchase the warrants for $50.

COLOMBIA GOLDFIELDS LTD.
 (An Exploration Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in US Dollars, In Thousands, Except Share and Per Share Amounts)

The Company has allocated the total net proceeds received from $2,500 to the various underlying instruments, based on the estimated relative fair value of each instrument as follows:

Net Proceeds
Short-term promissory note	$ 2,400
Additional paid in capital – share purchase warrants	100
$ 2,500

NOTE 9 – INCOME TAXES

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

a)

Components of income tax provision:

The components of the Company's provision for (recovery of) income taxes consists of the following:

	Three Months Ended	Three Months Ended
	March 31, 2008	March 31, 2007
Domestic	$ -	$ -
Foreign	(904)	(425)
	$ (904)	$ (425)

For the three months ended March 31, 2008 the Company's loss before provision for income taxes was generated in the following jurisdictions: Domestic $2,640 (2007-$1,231); Foreign $4,439 (2007-$1,697).

b)

Income tax rate reconciliation:

The effective income tax rate differs from the statutory rate that would be obtained by applying the U.S. Federal income tax rate to net income (loss) before income taxes. These differences result from the following items:

	Three Months Ended	Three Months Ended
	March 31, 2008	March 31, 2007
US federal income tax rate	34.0%	34.0%

Decrease in
Income tax rate resulting
From:
Losses not recognized for tax purposes	(13.5)	(7.7)
Tax rate differences in foreign subsidiaries	(1.7)	(5.2)
Other permanent differences	(6.0)	(6.6)
Effective income tax rate	12.8%	14.5%

COLOMBIA GOLDFIELDS LTD.
 (An Exploration Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in US Dollars, In Thousands, Except Share and Per Share Amounts)

c)

Components of deferred income tax provision:

The components of the temporary differences, which resulted in deferred income tax provision, are as follows:

	Three Months Ended	Three Months Ended
	March 31, 2008	March 31, 2007
Losses carried forward	$ (461)	$ (314)
Tax depreciation less than accounting depreciation	10	44
Mineral concessions	1,845	-
Foreign exchange on mineral concessions and foreign exploration costs	(1,251)	-
Foreign exploration costs	(1,497)	(425)
	$ (1,354)	$ (695)
Change in valuation allowance	450	270
Deferred income tax provision	$ (904)	$ (425)

d)

Components of deferred tax asset and liability:

The components of the temporary differences, which resulted in deferred tax assets, are:

	March 31, 2007	December 31, 2007
Tax depreciation less than depreciation	$ 313	$ 324
Losses carried forward	3,141	2,680
	3,454	3,004
Valuation allowance	(3,454)	(3,004)
Deferred tax asset	$ -	$ -

The components of the temporary differences, which have resulted in the deferred tax liability, are:

	March 31, 2008	December 31, 2007
Tax depreciation less than
Accounting depreciation	$ -	$ -
Tax basis less than accounting basis for mineral concessions	(16,416)	(14,572)
Foreign exploration costs	4,201	2,704
Deferred tax liability	$ (12,215)	$ (11,868)

e)

The Company has income tax losses available for carry forward of which expire as follows:

Expiry Year	Domestic	Foreign	Total
2023	$36	$-	$36
2024	23	-	23
2025	311	-	311
2026	1,535	-	1,535
2027	5,550	-	5,550
2028	1,780		1,780
	$9,235	$-	$9,235

COLOMBIA GOLDFIELDS LTD.
 (An Exploration Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in US Dollars, In Thousands, Except Share and Per Share Amounts)

f)

In June 2006, the FASB issued FIN 48 – Accounting for Uncertainty in Income Taxes, an Interpretation of FASB Statement No. 109, to create a single model to address accounting for uncertainty in tax provisions.

FIN 48 requires all material tax positions to undergo a new two-step recognition and measurement process. All material tax positions in all jurisdictions in all tax years in which the statute of limitations remains open upon the initial date of adoption are required to be assessed. For a tax benefit to be recognized it must be more likely than not that a tax position will be sustained upon examination based solely on its technical merits. If the recognition standard is not satisfied, then no tax benefit otherwise arising from the tax position can be recorded for financial statement purposes. If the recognition standard is satisfied, the amount of tax benefit recorded for financial statement purposes will be the largest amount of tax benefit with a greater than 50% likelihood of being realized upon ultimate settlement with a taxing authority. The adoption of FIN 48 on January 1, 2007 did not have a material impact on the Company's financial position, results of operations, or cash flows for the three months ended March 31, 2008.

The Company files tax returns in the United States and Colombia.  For all jurisdictions, all years remain subject to tax authority examination.

NOTE 10 – RELATED PARTY TRANSACTIONS

During the normal course of operations, the Company engages in transactions with certain directors, senior officers, and shareholders of the Company.

Related party transactions reflected within the Company's consolidated financial statements include:

a)

Management and consulting fees paid to certain directors, senior officers, and shareholders of the Company in fiscal 2008 and 2007;

b)

The reimbursement of drilling expenses incurred by a company related to shareholders of the Company in fiscal 2008 and 2007;

c)

The issuance and repayment of a short-term promissory notes during the first quarter of fiscal 2007 year.  On February 27, 2007 the Company entered into a $3,700 promissory note between the Company and the Company's Vice Chairman and CEO, and a Company controlled by these individuals. The loan, collateralized by the Company's investment in RNC, was due and payable upon closing a planned equity financing, but in no case later than April 15, 2007. Upon repayment, an $185 loan origination fee was payable to the note holders. The note bore interest at 10% per annum, with monthly interest payments commencing February 28, 2007. In connection with the Company's March 21, 2007 private placement a total of $3,931 (representing the principal amount of the promissory note of $3,700 the loan origination fee of $185, and accrued interest of $46) was paid to the holders in full satisfaction of all amounts owing;

COLOMBIA GOLDFIELDS LTD.
 (An Exploration Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in US Dollars, In Thousands, Except Share and Per Share Amounts)

d)

The issuance of a short-term promissory note during the second quarter of fiscal 2007. On June 6, 2007 the Company entered into a $3,500 promissory note between the Company and the Company's Vice Chairman and CEO, President and a Company controlled by these individuals. The loan, collaterized by the Company's investment in RNC, was due and payable upon the closing of a planned equity financing, but in no case later than August 15, 2007. Upon repayment, a $52 fee was payable to the note holders. The note bore interest at 10% per annum, with monthly interest payments commencing June 30, 2007. In connection with the Company's August 14, 2007 private placement a total of $3,634 (representing the principal amount of the promissory note of $3,500, the loan origination fee of $52, and accrued interest of $82) was paid to the holders in full satisfaction of all amounts owing; and

e)

The issuance of a short-term promissory note during the fourth quarter of fiscal 2007.  On November 12, 2007 the Company entered into a $2,500 promissory note between the Company's Vice Chairman and CEO, President and a company controlled by these individuals. The loan, collateralized by the Company's investment in RNC, was due and payable upon closing an equity financing, but in no case later than December 31, 2007. Upon repayment a $37 fee was payable to the note holders. The note bore interest at 10% per annum with monthly interest payments commencing November 30, 2007.  In Connection with the Company's December 28, 2007 private placement, a total of $2,559 (representing the principal amount of the promissory notes of $2,500, the loan origination fee of $37 and accrued interest of $22) was paid to the holders in full satisfaction of all amounts owing.

f)

The issuance of a short-term promissory note during the first quarter of fiscal 2008 whereby one of the Company's directors serves as an executive of a company that is a participant in the note as disclosed in Note 8.

During the three months ended March 31, 2008 the Company:

a)

Paid $135 for board and committee meeting fees to non-management directors of the Company.

b)

Paid $28 in management, salary, and consulting fees to directors of the Company.

c)

Paid $51 in management, salary, and consulting fees to shareholders of the Company.

d)

Paid $37 for the reimbursement of drilling expenses incurred by a company related to shareholders of the Company.

Included in prepaid expenses at March 31, 2008 is $47 related to a director of the Company.  Included in accounts payable and accrued liabilities is $190 owing to directors and officers of the Company.

During the three months ended March 31, 2007 the Company:

a)

Paid $100 for management and consulting fees to senior officers of the Company.

b)

Paid $115 for management and consulting fees to shareholders of the Company.

c)

Paid $231 for interest and administration fees on a bridge loan from shareholders of the Company.

Included in prepaid expenses and deposits at December 31, 2007 is $45 related to a director of the Company.  Included in accounts payable and accrued liabilities is $78 owing to directors and officers of the Company.

COLOMBIA GOLDFIELDS LTD.
 (An Exploration Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in US Dollars, In Thousands, Except Share and Per Share Amounts)

NOTE 11 – SEGMENTED INFORMATION

The Company has determined that it operates in a single reportable segment, being the acquisition of, exploration for, and development of mineral properties.

NOTE 12 – ACCOUNTING DEVELOPMENTS

a)

In September, 2006 the FASB issued FAS 157 – Fair Value Measurements that provides enhanced guidance for using fair value to measure assets and liabilities.  FAS 157 applies whenever US GAAP requires or permits measurement of assets or liabilities at fair value.  FAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007 (partially deferred for certain non financial assets and liabilities).  The adoption of FAS 157 had no impact on the Company's financial statements.

b)

In February 2007 the FASB issued FAS 159 – The Fair Value Option for Financial Assets and Financial Liabilities. FAS 159 offers an irrevocable option to carry eligible financial assets and liabilities at fair value, with the election to be made on an instrument by instrument basis, with changes in fair value recorded in earnings.  FAS 159 is expected to expand the use of fair value measurement for many companies, which is consistent with the FASB's long-term measurement objectives for accounting for financial instruments.  FAS 159 is effective as of an entity's first fiscal year that begins after November 15, 2007 and is applied prospectively.  The adoption of FAS 159 had no impact on the Company's financial statements.

c)

In December 2007, the FASB issued FAS 141(R), Business Combinations, which will replace FAS 141 prospectively effective for business combinations in the first reporting period after December 15, 2008.  Early adoption is not permitted.  Under FAS 141(R), business acquisitions will be accounted for under the “acquisition method”, compared to the “purchase method” mandated by FAS 141.

d)

In December 2007, the FASB issued FAS 160 – Non-Controlling Interests in Consolidated Financial Statements which is effective for periods beginning after December 15, 2008.  Under FAS 160, non-controlling interests are measured at 100% of the fair value of assets acquired and liabilities assumed.  Under current standards, the non-controlling interest is measured at book value.  For presentation and disclosure purposes, non-controlling interests will be classified as a separate component of shareholders' equity.  FAS 160 will change the manner in which increases/decreases in ownership percentages are accounted for.  Changes in ownership percentages will be recorded as equity transactions and no gain or loss will be recognized as long as the parent retains control of the subsidiary.  When a parent company deconsolidates a subsidiary but retains a non-controlling interest, the non-controlling interest is re-measured at fair value on the date control is lost and a gain or loss is recognized at that time. Finally, under FAS 160, accumulated losses attributable to the non-controlling interests are no longer limited to the original carrying amount, and therefore non-controlling interests could have a negative carrying balance.  The provisions of FAS 160 are to be applied prospectively with the exception of the presentation and disclosure, which are to be applied for al prior periods presented in the financial statements. Early adoption is not permitted.

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

ii)

Acquisition of Mineros Nacionales S.A.

On January 29, 2008 the Company entered into a Share Purchase and Sale Agreement (the “Agreement”) to purchase all of the issued and outstanding shares of Mineros Nacionales S.A. a corporation organized under the laws of the Republic of Colombia, for cash consideration of $35,000.  The Mineros Agreement provides that the transaction will be completed on April 29, 2008, unless such closing date is extended by mutual agreement.  The Company has provided a deposit guarantee in the amount of $2,500, which would be payable to the vendors if the transaction is not completed for any reason.  Subsequent to March 31, 2008 the Company committed to a further deposit of $7,000 in connection with the extension of the closing date to June 30, 2008.

iii)

Caramanta Properties

On August 27, 2007 the Company entered into an agreement with an unrelated party that provides the Company with an option to acquire 100% of concession No. 669-17 in the Caramanta region.  Over a twenty-four month period the Company has the option to pay a total of 2.4 billion Colombian pesos ($1,317) to acquire a 100% interest in the property.  At March 31, 2008 the Company has expended an initial 480 million pesos ($263) for a 20% interest.  The Company plans to continue to explore the region to determine if it is desirable to continue to acquire the remaining 80% interest.  Should the Company decide not to continue with the project, the Company is not obligated to make any further payments and title to the project remains with the original owner.

On March 17, 2008 the Company entered into an agreement with an unrelated party that provides the Company with an option to acquire Concession No. 653-17 in the Caramanta region.  Over a twenty-four month period the Company has the option to pay a total of 1.0 billion Colombian pesos ($549) to acquire a 100% interest in the property.  A March 31, 2008 the Company has expended an initial 300 million ($165) for a 30% interest.  The Company plans to continue to explore the region to determine if it is desirable to continue to acquire the remaining 70% interest.  Should the Company decide not to continue with the project, the Company is not obligated to make any further payments and title to the project remains with the original owners.

COLOMBIA GOLDFIELDS LTD.
 (An Exploration Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in US Dollars, In Thousands, Except Share and Per Share Amounts)

iv)

Drilling Contracts:

In the normal course of operations the Company has entered into agreements with third-party drilling contractors to manage certain aspects of the Company's drill programs.  The Company is committed to payments totalling $2,100 over the next twelve months in respect of these contracts.

v)

Short-Form Shelf Prospectus

On January 8, 2008 the Company filed on form S-3 a Shelf Registration Statement with the U.S. Securities and Exchange Commission to issue up to $200,000 of securities in any combination of Preferred Stock, Common Stock, Debt Securities, Warrants, Share Purchase Contracts, and Units.  The Registration Statement was declared effective by the SEC on April 8, 2008 and the Company has not issued any securities under this Registration Statement.

NOTE 14 – SUBSEQUENT EVENTS

i)

Acquisition of Mineros Nacionales S.A.

On April 29, 2008 the Company and Mineros agreed to extend the completion date of the Mineros transaction from April 29, 2008 to June 30, 2008, unless such date is further extended by mutual agreement.  In connection with this extension, the Company agreed to deposit 20% of the $35,000 purchase price (approximately $7,000) on or before May 15, 2008 with the balance due upon completion of the transaction.  Pursuant to the modification and extensions, the final 80% is payable in Colombian pesos (approximately 50 billion Colombian pesos at April 25, 2008), with any costs associated with settling the final payments to be the responsibility of the Company. The deposit is non-refundable if the transaction is not completed for any reason.

NOTE 15 – RECLASSIFICATIONS

Certain prior period amounts have been reclassified to conform to the current period presentation.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Introduction

This Management's Discussion and Analysis (“MD&A”) is intended to supplement and complement our unaudited interim consolidated financial statements and notes thereto for the three months ended March  31, 2008 prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”), (our “Financial Statements”). You are encouraged to review our Financial Statements in conjunction with your review of this MD&A. Additional information relating to our Company is available at www.sec.gov.com and www.sedar.com. All dollar amounts in our MD&A are expressed in U.S. dollars, unless otherwise specified.

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

We are an exploration stage company engaged in the acquisition and exploration of mineral resource properties.  The Company's head office is located in Toronto, Canada and its exploration and administrative office is located in the city of Medellin.  Our main activity is the exploration and development of the Marmato Mountain Gold District in Western Colombia.  The Marmato Mountain Gold District is located 80 km south of Medellin. We are actively advancing two areas within the Marmato Mountain Gold District. These are Zona Alta of Marmato Mountain and the Caramanta Exploration Properties. The Caramanta Exploration Properties surround the Marmato Mountain and we are actively securing additional exploration concessions between the two in order to continue to consolidate the district.  We are also endeavoring to acquire Zona Baja of Marmato Mountain through the planned acquisition of Mineros Nacionales S.A. and the adjacent Echandia property through the planned acquisition of Colombia Gold Limited as described elsewhere in this MD&A.

Our objective is to define and consolidate a gold district in the Marmato Mountain Region of Western Colombia.  Our main target in this region is the Marmato Mountain, which is divided into two zones Zona Alta (Upper Zone) and Zona Baja (Lower Zone).  We currently own the exploration rights to Zona Alta, and we are working towards completing the acquisition of 100% of its legally registered property titles.  On January 29, 2008, we were declared the successful bidders to acquire Zona Baja through a competitive bid process.  Our ultimate goal is to combine Zona Alta and Zona Baja to create a bulk mineable ore body on the Marmato Mountain and develop additional resources in the surrounding region.

First Quarter Fiscal 2008 Overview

In the first quarter of fiscal 2008 we advanced our business plan of consolidating the Marmato Mountain district by:

  Solidifying our property title ownership to 107 of 119 legally registered mineral titles by continuing to negotiate property purchases from existing Colombian titleholders;

  Completing additional underground samples and 7,525 meters of drilling

  Raising $5,391,000 to fund our acquisition and exploration activities; and

  Continuing to proceed with the acquisitions of:

i)

Mineros Nacionales S.A, a corporation organized under the laws of the Republic of Colombia (“Mineros”), which owns Zona Baja of the Marmato Mountain; and

ii)

Colombia Gold PLC, a company organized under the laws of England (“Colombia Gold”), which owns the mountain adjacent to the Marmato Mountain (“The Echandia Property”).

Marmato Mountain – Zona Alta

As at March 31, 2008, the Zona Alta of Marmato Mountain in Colombia hosts approximately 275 small mines, and Compañia Minera de Caldas, S.A. (“Caldas”), our Colombian subsidiary, is seeking to purchase each of these. We own 95% of Caldas, with the remaining 5% held directly or indirectly by directors, officers, and senior management of the Company, as Colombian law requires a minimum of five shareholders.  Of these mines, 83 have registered titles in the Ministry of Mines in the province of Caldas. We refer to these mines as Category 1.  Another 36 mines are located in an area called CHG-081, in which there is one mining contract, and we refer to these mines as Category 2. Once the Category 2 mines have been purchased, Caldas will own the entire CHG-081 contract. Our objective is to secure ownership of these 119 properties.  Approximately 90 of the remaining mines have made applications for legalization.  We refer to these mines as Category 3.  Of the applications made, management believes that less than 20 will be approved. Approximately 66 are illegal mines.

Certain mining properties have been purchased or optioned and are awaiting final payment once the documentation and registration is complete. The total number of legally registered mineral titles acquired by Caldas at March 31, 2008 is 107, unchanged from December 31, 2007. 80 of these mines are currently registered in the name of Caldas, are fully paid, and are no longer operating.

Marmato Mountain – Zona Baja

On January 29, 2008 we entered into a Share Purchase and Sale Agreement with Mineros.  Mineros is the owner of Zona Baja, on Marmato Mountain.  Under the terms of the agreement, we agreed to purchase all of the issued and outstanding shares of Mineros, for cash consideration of $35,000,000.  The agreement provides that the transaction will be completed on April 29, 2008, unless extended by mutual agreement. We have provided a deposit guarantee in the amount of $2,500,000, which would be payable to the vendors if the transaction is not completed for any reason.  On April 29, 2008 the Company and Mineros agreed to extend the completion date to June 30, 2008, unless further extended by mutual agreement.  In connection with this extension, we agreed to deposit a further 20% of the purchase price on or before May 15, 2008 with the balance due upon closing.  Pursuant to the extension, the final 80% is payable in Colombian pesos, with any costs associated with settling the final payment to be the responsibility of the Company.  The further deposit of $7,000,000 is non-refundable if the transaction is not completed for any reason. In the event we are successful in acquiring Mineros, we would own both the Upper and Lower Zones of Marmato Mountain.  There is no assurance that the proposed transaction will be completed.

The Echandia Property

On November 20, 2007, we entered into a letter of intent with Colombia Gold, a corporation.  Colombia Gold's main assets are the mining rights to the Echandia property, located adjacent to Marmato Mountain. We believe that the Echandia Property contains an extension of the gold mineralization from Marmato Mountain. Completion of the transaction is subject to negotiation and execution of a definitive agreement, satisfactory completion of technical, financial, legal, and other commercial due diligence and customary conditions, including all shareholder, court and regulatory approvals.  We expect the transaction will be a share exchange with the Company exchanging its shares for those of Colombia Gold.  There is no assurance that a definitive agreement will be executed or that the acquisition will be completed.

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

Revenues

We have not yet completed our economic feasibility studies to establish the existence of proven or probable reserves for our properties.  To date, we have not produced any gold, and, as a result, we have not recognized any revenues from mining activities for the period since incorporation to March 31, 2008.

Expenses

Our primary expenses consist of mineral property exploration expenditures and general and administrative expenses.

Critical accounting policies

The following are the accounting policies that we consider to be critical accounting policies. Critical accounting policies are those that are both important to the portrayal of our financial condition and results of operations and those that require the most difficult, subjective, or complex judgments, often as result of the need to make estimates about the effect of matters that are subject to a degree of uncertainty.

Going Concern

We incurred a net loss of $28,580,000 for the period from inception on March 23, 2003 to March 31, 2008, and we are not presently generating any revenue. Furthermore, we have used $45,167,000 during this period to fund our operations and mineral acquisitions program. At March 31, 2008, we had a significant working capital deficiency. Our future is dependent upon our ability to obtain additional financing and upon future acquisition, exploration and development of profitable operations from our mineral properties.  We plan to continue to seek additional financing in private and/or public equity offerings to secure funding for our operations.  Our estimate of financing requirements in fiscal 2008 is approximately $100,000,000 ($35,000,000 for the acquisition of Mineros, $25,000,000 for the remaining exploration of Zona Alta, $15,000,000 related to the acquisition of Colombia Gold, and $25,000,000 related to additional drilling and working capital requirements).

As at April 30, 2008 our cash resources are less than $1,000,000 and we will need to raise additional debt or equity financing during the second quarter of fiscal 2008 to continue to execute our business plans.  We currently do not have any arrangements for additional financing. There can be no assurance that such additional financing will be available to us on acceptable terms, or at all. These factors, among others, raise substantial doubt about our ability to continue as a going concern. Our financial statements do not include any adjustment to reflect the possible future effect on the recoverability and classification of the assets or the amounts and classification of liabilities that may result should we cease to continue as a going concern.

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

Our consolidated financial statements include the accounts of (i) Colombia Goldfields Ltd., a Delaware Corporation, (ii) our wholly-owned subsidiary RNC (Colombia) Limited, a Belize corporation and its 95% owned subsidiary, Compania Minera de Caldas, S.A., a Colombia corporation, (iii) our 94% interest in Gavilan Minerales, S.A. (“Gavilan”), a Colombia Corporation. Colombian law requires a minimum of five shareholders for Colombian companies; as a result, the remaining 5% ownership of Caldas and 6% ownership of Gavilan are held by directors, officers, and senior management of the Company. The directors and senior management of Caldas and Gavilan has executed voting and support agreements in favour of the Company.  All significant inter-company transactions and balances are eliminated upon consolidation.

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

Asset Retirement Obligations

We apply SFAS No. 143, Accounting for Asset Retirement Obligations that requires the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred. SFAS No. 143 requires us to record a liability for the present value, using a credit-adjusted risk-free interest rate, of the estimated site restoration costs with a corresponding increase to the carrying amount of the related long-lived assets. The liability is accreted until it has been fully incurred, and the asset will be amortized over the life of the related assets. Adjustments are made for changes resulting from the passage of time and changes to either the timing or amount of the original present value estimate underlying the obligation will be made. As at March 31, 2008 and December 31, 2007, we believe we do not have any asset retirement obligations.

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

Selected Financial Information

The following table sets forth selected financial information for the three months ended March 31, 2008 and 2007. This summary of selected financial information is derived from, and should be read in conjunction with, and is qualified in its entirety by reference to, our unaudited financial statements for the three months ended March 31, 2008 and the related note disclosures.

In Thousands, except Per Share Amounts	Three Months Ended March 31, 2008	Three Months Ended March 31, 2007	Cumulative from Inception (March 25, 2003 through March 31, 2008)
Statement of Loss and Deficit
Total Expenses	$ 7,085	$ 2,938	$ 32,341
Net loss	$ (6,175)	$ (2,503)	$ (28,580)
Loss per Share-basic and diluted	$ (0.07)	$ (0.04)	N/A
Balance Sheet Data	As at March 31, 2008	As at December 31, 2007
Total Assets	$ 75,534	$ 74,519
Total Long-Term Debt	$ -	$ -
Total Liabilities	$ 24,452	$ 23,433
Total Shareholders' Equity	$ 51,082	$ 51,086

Results of Operations –First Quarter 2008 Compared with First Quarter 2007

For the three months ended March 31, 2008, we incurred a net loss of $6,175,000 (2007-$2,503,000). We generated interest income of $6,000 (2007-$10,000). The primary contributors to our net loss for the three months ended March 31, 2008 were mineral property exploration expenses of $2,975,000 (of which $248,000 related to non-cash stock-based compensation expenses) and general and administrative expenses of $2,207,000 (of which $773,000 related to non-cash stock-based compensation expenses), along with foreign exchange losses of $2,207,000, primarily related to unrealized foreign exchange losses on the translation of foreign currency-denominated deferred income tax balances.

For the comparative period, the primary contributors to our net loss were mineral property exploration expenses of $1,472,000 (of which $215,000 related to non-cash stock-based compensation expenses) and general and administrative expenses of $1,401,000 (of which $351,000 related to non-cash stock-based compensation expenses).

Our operations typically involve the following activities and expenditures:

i)

The acquisition of mineral concessions: To March 31, 2008, this has consisted primarily of payments for the assignment contracts and subsequent full legal titles associated with the Caramanta properties, the acquisition of Zona Alta concessions via our purchases of RNC, and the purchase of the Kedahda properties. The concessions we acquire typically grant to the concessionaire the right to carry out within the given area, the studies, works and installations necessary in order to establish the existence of the minerals, and to exploit them according to rules and criteria belonging to the accepted techniques of geology and mining engineering. During the three months ended March 31, 2008, and March 31,2007 we did not expend any cash on the acquisition of mineral concessions.

ii)

The acquisition of mineral and exploration rights from existing Colombian titleholders. This typically involves staged payments to affected landholders and related stakeholders. The procedure for payment is normally a payment of 25% of the total negotiated purchase price on signing, 25% when title to all documentation has been submitted to the local mining department and the final 50% payment when the mining claim has been registered in Caldas'. Satisfactory resolution of local landowner concerns is essential to the eventual development and operation of modern gold mines on Marmato Mountain. As at March 31, 2008, we have reached agreements with the titleholders to secure 107 legally registered titles deemed desirable in our business plan (December 31, 2007 - 107), with 80 titles registered in Caldas' name. During the three months ended March 31, 2008, we expended a total of $2,477,000 on mineral and exploration rights (2007 - $3,580,000) and have obligations as at March 31, 2008 to make payments of $6,598,000 pursuant to amounts owing under our purchase agreements (December 31, 2007 - $8,747,000); and

iii)

The exploration of acquired mineral properties and related activities. This typically involves the payment of salaries, wages, and other exploration costs in Colombia, directly attributable to field activities furthering our mineral concessions and rights. During the three months ended March 31, 2008, we expended a total of $2,975,000 on the exploration of acquired mineral properties (2007 - $1,472,000).

As a result of our fiscal 2008 efforts to explore and evaluate the Marmato Mountain District, our mineral property exploration expenses increased significantly for the three months ended March 31, 2008 to $2,975,000 (including $248,000 in stock-based compensation) from $1,472,000 (including $773,000 in stock-based compensation) for the three months ended March 31, 2007.

General and administrative expenses also increased in the first quarter of fiscal 2008 to $2,207,000 (2007-$1,401,000), reflecting our continued transition from a start-up enterprise to a company with an active exploration program and infrastructure sufficient to support field activities. A significant component of general and administrative expenses in the first quarter of fiscal 2008 was allocated to stock-based compensation, which totaled $773,000 compared to $351,000 in fiscal 2007. The remainder of the Company's first quarter fiscal 2008 general and administrative costs included accounting and legal fees of $550,000 (approximately $200,000 of which  relates to Sarbanes-Oxley compliance requirements and legal costs associated with maintaining the Company's dual U.S./ Canadian public company status and $250,000 of which relates to the Company's proposed acquisitions of Mineros and Colombia Gold), investor relations costs of $257,000 and the balance relating to corporate salaries, travel and head office expenses.  As well, in the first quarter of fiscal 2008, the Company incurred $1,840,000 in foreign exchange losses on the translation of foreign currency-denominated monetary assets and liabilities, as the majority of the Company's accounts payable, accrued liabilities, and deferred income taxes in Caldas and Gavilan are denominated Colombian pesos and are impacted by fluctuations in foreign currency rates. During fiscal 2008, the U.S. dollar continued to weaken against the Colombian peso, declining approximately 10% between December 31, 2007 and March 31, 2008, resulting in the aforementioned foreign exchange losses.  Approximately $1,275,000 of these losses are currently unrealized as they relate solely to the translation of deferred income tax taxable temporary differences associated with the Company's historical acquisitions of RNC and Gavilan.

The increase in our other operating expenses in the first quarter of fiscal 2007, primarily amortization expenses, related to the amortization of office equipment, computers, and vehicles. For the three months ended March 31, 2008, we incurred a loss from operations of $7,079,000 (2007-$2,928,000), and recorded a deferred income tax recovery of $904,000 related to deductible temporary differences associated with our Colombian subsidiaries, applied against unrecognized deferred tax liabilities in corresponding jurisdictions, resulting in a net loss of $6,175,000 (2007-$2,503,000).

During the first quarter of fiscal 2008, we used cash of $4,753,000 in operations (2007-$1,826,000). The majority of our operating cash requirements consisted of exploration costs incurred in our Colombian operations, and consulting fees, travel expenses, and audit and legal fees related to regulatory compliance. During the first quarter of fiscal 2008, we issued 6,342,411 common shares and 6,342,411 share purchase warrants for net proceeds of $5,183,000, as well as a short-term promissory note for proceeds for $2,500,000.  During the first quarter of fiscal 2008, we expended $32,000 on the purchase of capital assets and $2,476,000 funding the acquisition of mineral exploration rights, resulting in a net cash increase of $2,078,000 for the three months ended March 31, 2008.

As at March 31, 2008, we held cash and cash equivalents of $4,861,000. Our working capital deficiency of $6,184,000 consisted of i) cash and cash equivalents of $4,861,000; ii) prepaid expenses and deposits of $957,000, consisting primarily of prepaid Marmato exploration expenditures; iii) prepaid consulting fees of $235,000, reflecting the current portion of unamortized stock-based compensation associated with direct stock awards; and iv) current liabilities of $12,237,000, consisting primarily of amounts owing to Marmato titleholders under our mineral and exploration rights purchase agreements (at March 31, 2008, $6,598,000 is owing pursuant to these agreements), and $2,450,000 related to short-term promissory notes, and the balance associated with general trade payables.  While we endeavor to manage the timing of these payments, the timing of settlement of these liabilities is uncertain.  Payment of our mineral and exploration rights agreements are typically due as the contracts progress through the Colombian government approval process.

Liquidity and Capital Resources

Our cash and working capital positions as at the dates indicated were as follows:

	As at March 31, 2008	As at December 31, 2007
Cash and cash equivalents*	$ 4,861,000	$ 6,939,000
Working capital deficiency	$ 6,184,000	$ (3,680,000)

         * excludes restricted cash associated with our proposed acquisition of Mineros

We have historically relied on equity capital to fund our operations and mineral property acquisition and exploration activities. For the cumulative period from March 25, 2003 to March 31, 2008, we have raised $50,028,000 from the issuance of shares of our common stock, share purchase warrants, and short-term bridge loans (net of repayments) and used $45,167,000 to fund operations and mineral property acquisition and exploration activities, leaving cash and cash equivalents of $4,861,000 and a working capital deficiency of $6,184,000 as at March 31, 2008.

On February 8, 2008, we borrowed $2,500,000 from Global Resource Fund (“Global”) pursuant to a promissory note issued to Global (the “Promissory Note”).  Auramet Trading, LLC is a $750,000 participant in the loan and one of our directors, James Verraster, serves as Chief Executive Officer of Auramet Trading, LLC.  The Promissory Note provides for a $2,500,000 secured loan maturing on July 31, 2008.  The borrowing under the Promissory Note is secured by a guarantee by our subsidiaries.  The guarantee is in turn secured by first priority pledges of the shares of such subsidiaries held directly and indirectly by the Company.  The borrowing under the Promissory Note bears interest at the rate of 12.5% per annum, and interest payments are due monthly on the last day of the month, commencing on February 29, 2008.  Proceeds from the borrowing were used in connection with the Company's successful bid to acquire all of the issued and outstanding shares of Mineros, as described elsewhere in the MD&A, as well as for general corporate purposes.  In connection with the loan, we issued 350,000 common share purchase warrants to Global and we paid an up-front fee equal to 3.0% of the borrowing under the promissory note.  Each warrant entitles the holder to purchase one common share at an exercise price of CDN $1.10 for a period of 24 months from the date of closing.  If the warrants are not exercised by the expiration date, the holder may require us to repurchase the warrants for US$50,000.

On March 31, 2008, we closed a private equity offering of 6,342,411 Units at $0.85 per Unit to a total of 7 investors.  Each Unit consists of one share of common stock and one warrant (“the Warrant”) for a total of 6,342,411 common shares and 6,342,411 warrants issued.  The total gross proceeds raised was $5,391,000.  Each warrant is exercisable for one common share at an exercise price of $1.10 and the Warrants are exercisable at any time up to two years from the date of issuance.  In connection with this private equity offering, we paid commissions of $158,000, incurred issue costs of $50,000.

Based upon our current financial condition, we anticipate that current cash on hand is insufficient to operate our business through the end of fiscal 2008.  As at April 30, 2008, our cash resources were less than $1,000,000 and we will need to raise additional debt or equity financing during the second quarter of fiscal 2008 to continue to execute our business plan.  We intend to fund operations through additional debt and/or equity financing arrangements, which may be insufficient to fund expenditures or other cash requirements. We plan to seek additional financing in private and/or public equity offerings to secure funding for our operations. There can be no assurance that we will be successful in raising additional funding. If we are not able to secure additional funding, the implementation of our business plan will be impaired and we may lose our option to purchase certain mining and mineral rights. There can be no assurance that such additional financing will be available to us on acceptable terms or at all.

In order to finance continuing operations and make payments related to the acquisition of identified properties, additional funding from external sources will be required.

Off-balance sheet arrangements, Commitments, and Contingencies

i)

Letter of Intent with Colombia Gold

As described earlier in this MD&A, we have entered into a letter of intent to acquire Colombia Gold.  Completion of the transaction is subject to the negotiation of a definitive agreement, satisfactory completion of technical financial, legal, and commercial due diligence and customary conditions, including all shareholder, court and regulatory approvals.

ii)

Acquisition of Mineros

As described earlier in this MD&A, we have entered into an agreement to purchase Mineros for cash consideration of $35,000,000.  We have provided a deposit guarantee of $2,500,000, which would be payable to the vendors if the transaction is not completed for any reason.  We have also committed to providing a deposit of approximately $7,000,000 on or before May 15, 2008 in connection with the extension of the closing date agreed upon subsequent to March 31, 2008.

iii)

 Caramanta Properties

Pursuant to an option agreement to purchase concession No. 669-17 in the Caramanta region, in the event that we determine it in the best interest of the Company to continue exploration, the contract specifies the following scheduled payments required to obtain a 100% interest in the project: fiscal 2007 - 300 million pesos; fiscal 2008 – 660 million pesos and fiscal  2009 – 1.44 billion pesos.  To March 31, 2008 we have made payments totalling 480 million pesos (approximately $260,000) against the total 2.4 billion pesos (approximately $1,300,000) contract.  We intend to continue exploration of the project in order to determine whether we will continue to make scheduled payments towards acquiring a 100% interest.  In the event we chose not to continue the project, no further payments are required and the option would be terminated.

Pursuant to an option agreement to purchase concession No. 653-17 in the Caramanta region, in the event that we determine it in the best interest of the Company to continue exploration, the contract specifies the following scheduled payments required to obtain a 100% interest in the project: fiscal 2008 – 450 million pesos; fiscal 2009 – 350 million pesos; fiscal 2010-200 million pesos.  To March 31, 2008 we have made payments totalling 300 million pesos (approximately $165,000) against the total 1.0 billion pesos (approximately $550,000) contract.  We intend to continue exploration of the project in order to determine whether we will continue to make scheduled payments towards acquiring a 100% interest.  In the event we chose not to continue the project, no further payments are required and the option would be terminated.

iv)

Drilling Contracts

In the normal course of operations the Company has entered into agreements with third-party drilling contractors to manage certain aspects of the Company's drill programs.  We are committed to payments totaling $2,100,000 over the next twelve months in respect of these contracts.

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

Related Party Transactions

Certain transactions described under The Caramanta and Marmato Properties elsewhere in this MD&A are considered related party transactions. During certain periods, we also paid management and consulting fees to directors, senior officers and shareholders, and for certain prior periods, we paid office rental fees to a company related to a former director. Further information on these transactions is provided in our accompanying consolidated financial statements under “Related Party Transactions”.

On February 8, 2008, we borrowed $2,500,000 from Global Resource Fund (“Global”) pursuant to a promissory note issued to Global (the “Promissory Note”).  Auramet Trading, LLC is a $750,000 participant in the loan and one of our directors, James Verraster, serves as Chief Executive Officer of Auramet Trading, LLC.  The Promissory Note provides for a $2,500,000 secured loan maturing on July 31, 2008.  The borrowing under the Promissory Note is secured by a guarantee by our subsidiaries.  The guarantee is in turn secured by first priority pledges of the shares of such subsidiaries held directly and indirectly by the Company.  The borrowing under the Promissory Note bears interest at the rate of 12.5% per annum, and interest payments are due monthly on the last day of the month, commencing on February 29, 2008.  Proceeds from the borrowing were used in connection with the Company's successful bid to acquire all of the issued and outstanding shares of Mineros, as described elsewhere in the MD&A, as well as for general corporate purposes.

In connection with the loan, we issued 350,000 common share purchase warrants to Global and we paid an up-front fee equal to 3.0% of the borrowing under the promissory note.  Each warrant entitles the holder to purchase one common share at an exercise price of CDN $1.10 for a period of 24 months from the date of closing.  If the warrants are not exercised by the expiration date, the holder may require us to repurchase the warrants for US$50,000.

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

Going Concern

We incurred a net loss of $28,580,000 for the period from inception on March 23, 2003 to March 31, 2008, and we are not presently generating any revenue. Furthermore, we have used $45,167,000 during this period to fund our operations and mineral acquisitions program. At March 31, 2008, we had a significant working capital deficiency. Our future is dependent upon our ability to obtain additional financing and upon future acquisition, exploration and development of profitable operations from our mineral properties.  We plan to continue to seek additional financing in private and/or public equity offerings to secure funding for our operations. Our estimate of financing requirements in fiscal 2008 is approximately $100,000,000 ($35,000,000 for the acquisition of Mineros, $25,00,000 for remaining exploration of Zona Alta, $15,000,000 related to the acquisition of Zona Alta, $15,000,000 related to the acquisition of Colombia Gold, and $25,000,000 related to additional drilling and working capital requirements).

As at April 30, 2008 our cash resources are less than $1,000,000 and we will need to raise additional debt or equity financing during the second quarter of fiscal 2008 to continue to execute our business plans.  We currently do not have any arrangements for additional financing. There can be no assurance that such additional financing will be available to us on acceptable terms, or at all. These factors, among others, raise substantial doubt about our ability to continue as a going concern. Our financial statements do not include any adjustment to reflect the possible future effect on the recoverability and classification of the assets or the amounts and classification of liabilities that may result should we cease to continue as a going concern.

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

Title Risk

We do not maintain insurance against title. Title on mineral properties and mining rights involves certain inherent risks due to the difficulties of determining the validity of certain claims as well as the potential for problems arising from the frequently ambiguous conveyance history of many mining properties. Currently, we are in the process of investigating the title of mineral concessions for which we hold either directly or through our equity interest in our Colombian subsidiaries. We cannot give any assurance that title to properties we acquired individually or through historical share acquisitions will not be challenged or impugned and cannot be certain that we will have or acquire valid title to these mining properties. For example, there is a risk that the Colombian government may in the future grant additional titles in excess of the Company's expectations to currently illegal miners. Furthermore, although the Company believes that mechanisms exist to integrate the titles of legal mineral properties currently not owned by the Company, there is a risk that this process could be time consuming and costly. As the Company begins the processes of integration, the costs of acquiring the remaining properties and associated surface rights could rise significantly or become cost prohibitive. Furthermore, the risk exists that one or more of the remaining titleholders could delay the integration process through administrative avenues. The possibility also exists that title to existing properties or future prospective properties may be lost due to an omission in the claim of title. As a result, any claims against us may result in liabilities or costs we will not be able to afford or significant delays resulting in the failure of our business.

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

Dependence on Key Management

The ability to identify, negotiate and consummate transactions that will benefit us is dependent upon the efforts of our management team. The loss of the services of any member of management could have a material adverse effect on us. Our planned future drilling activities may require significant investment in additional personnel and capital equipment. Given the current shortage of equipment and experienced personnel within the mining industry, there can be no assurance that we will be able to acquire the necessary resources to successfully implement our business plan.  We have historically experienced, and continue to experience, significant delays in recovering quality assay and verified assay results from our third-party analytical laboratories.  The delays stem from issues with our third-party lab's quality control systems, as we have implemented a rigorous in-house quality control program that our external labs have experienced difficulty meeting.  While we believe our current QC programs to be comprehensive due to our, and the industry in general, reliance on third-party labs to complete resource estimates, there can be no assurance that we will be able to complete and update our resource estimates on a timely basis.

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

Recently Issued Accounting Standards

In September, 2006 the FASB issued FAS 157 – Fair Value Measurements that provides enhanced guidance for using fair value to measure assets and liabilities.  FAS 157 applies whenever U.S. GAAP requires or permits measurement of assets or liabilities at fair value.  FAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007 (partially deferred for certain non financial assets and liabilities). The adoption of FAS 157 had no impact on the Company's financial statements.

In February 2007 the FASB issued FAS 159 – The Fair Value Option for Financial Assets and Financial Liabilities. FAS 159 offers an irrevocable option to carry eligible financial assets and liabilities at fair value, with the election to be made on an instrument by instrument basis, with changes in fair value recorded in earnings.  FAS 159 is expected to expand the use of fair value measurement for many companies, which is consistent with the FASB's long-term measurement objectives for accounting for financial instruments.  FAS 159 is effective as of an entity's first fiscal year that begins after November 15, 2007 and is applied prospectively.  The adoption of FAS 159 had no impact on the Company's financial statements.

In December 2007, the FASB issued FAS 141(R), Business Combinations, which will replace FAS 141 prospectively effective for business combinations consummated in the first period commencing after December 15, 2008.  Early adoption is not permitted.  Under FAS 141(R), business acquisitions will be accounted for under the “acquisition method”, compared to the “purchase method” mandated by FAS 141.

In December 2007, the FASB issued FAS 160 – Non-Controlling Interests in Consolidated Financial Statements which is effective for periods beginning after December 15, 2008.  Under FAS 160, non-controlling interests are measured at 100% of the fair value of assets acquired and liabilities assumed.  Under current standards, the non-controlling interest is measured at book value.  For presentation and disclosure purposes, non-controlling interests will be classified as a separate component of shareholders' equity.  In addition, FAS 160 will change the manner in which increases/decreases in ownership percentages are accounted for.  Changes in ownership percentages will be recorded as equity transactions and no gain or loss will be recognized as long as the parent retains control of the subsidiary.  When a parent company deconsolidates a subsidiary but retains a non-controlling interest, the non-controlling interest is re-measured at fair value on the date control is lost and a gain or loss is recognized at that time. Finally, under FAS 160, accumulated losses attributable to the non-controlling interests are no longer limited to the original carrying amount, and therefore non-controlling interests could have a negative carrying balance.  The provisions of FAS 160 are to be applied prospectively with the exception of the presentation and disclosure, which are to be applied for al prior periods presented in the financial statements. Early adoption is not permitted.

Share Data

At March 31, 2008, we had 92,932,486 common shares outstanding. In addition, we had outstanding:

i)

6,040,000 stock options, each of which is exercisable into one common share; and

ii)

24,053,149 common share purchase warrants, each of which is exercisable into one common share.

First Quarter Fiscal 2008 Exploration Activities and Outlook

Marmato Properties

We have been working on the Marmato Mountain Development Project since 2005. The main focus of work since then has been to negotiate the purchase of numerous small mines that compromise the Zona Alta portion of the mountain.  In the first quarter of 2008 we continued technical studies started in 2007 to carry out a scoping study scheduled for completion in the second quarter of 2008 and a pre-feasibility study scheduled for fiscal 2009.

Drilling and Underground Sampling

Our initial exploration program comprised 8,000 meters of diamond drilling plus a comprehensive program of channel sampling of underground mines. This was completed in 2007. The objective in 2008 is to drill a cumulative total of 60,000 meters, including that which was drilled in 2007.

By the end of first quarter of 2008, a total of 18,780 meters of diamond drilling had been completed in 107 holes.

As at March 31, 2008, we had four diamond drill rigs in operation. These comprise three portable diamond drills which we own, and one drill supplied by a third-party contractor.  We have contracted nine diamond drill rigs from third-party contractors which are due to arrive in the second quarter of fiscal 2008.  Four of the new rigs have arrived at Marmato, resulting in eight rigs currently in operation.

The underground channel sampling program at Marmato continued during the first quarter of 2008. The program comprises continuous saw-cut channel samples from all cross-cuts, mine faces and at regular intervals along the backs in the numerous artisanal mines in the Zona Alta. This is being carried out in conjunction with detailed surveying of the mine portals by differential global positioning system instruments and detailed surveying of the underground mines by total station survey instruments. This will enable a three-dimensional model of the mines and veins to be constructed. A program of mine maintenance and rehabilitation is also being carried out for access for surveying and sampling. In addition, we also carried out research into historical gold production at Marmato.

Resource Estimate

We have contracted Micon International Limited of Toronto, Ontario to carry out a resource estimate of the Zona Alta of Marmato based on our new drilling and underground sampling results, with completion targeted for the second quarter of 2008.

Metallurgy

SGS Lakefield Research Limited (“SGS”) of Lakefield, Ontario has been contracted by us to carry out preliminary scoping metallurgy test work to develop a process flow sheet for our Scoping Study. Work continued through the first quarter of 2008.  The report was received in April, 2008, a summary of which was disclosed in our press release of April 18, 2008.

Geotechnical Studies

Golder Associates Ltd. (“Golder”) of Mississagua, Ontario has been contracted by us to carry out geotechnical data collection and interpretation for open pit design, to make a preliminary selection and evaluation of sites for waste rock and tailings disposal, and to carry out preliminary heap leach pad design. This will form part of the Scoping Study. Geotechnical logs are being made of the drill core by our geologists and Golder are using this and other data to carry out data analysis and pit slope determination at a scoping study level. These studies continued during the first quarter of 2008.

Environmental Studies

An Environmental Baseline Study was completed in 2007 by LHC Consultores Ambientales (“LHC”) of Colombia. This study gives a full year of environmental data for incorporation into the Scoping Study. The study will form the basis for our future environmental permits and our Social and Environmental Impact Statement (EIS). We believe that we have no current environmental liability for past practices of others and we have received approval for drilling from Corpocaldas under an approved Environmental Management Plan. Nevertheless, we intend to meet or exceed modern global standards of environmental stewardship in the preparation of the Baseline study and subsequent EIS.

Knight Piesold of Denver, Colorado have been contracted to carry out validation of environmental data collection and management, and a social impact study, including independent supervision of the baseline study being carried out by LHC. SGS has been contracted by us to carry out a preliminary and rock drainage study (ARD) on tailings and waste rock.  Collection of environmental data is continuing in 2008 to give a second year of baseline data.

Scoping Study

We have contracted Micon International Limited of Toronto, Ontario to carry out a Scoping Study and preliminary evaluation assessment of Marmato, with completion targeted for the second quarter of 2008.

Caramanta Properties

We currently control 19,060 hectares (191 square kilometers) of exploration licenses in the Caramanta Exploration Project. This includes five new and distinctive gold targets that we defined by surface exploration and sampling in 2007.  These show that a cluster of gold targets surrounds the Marmato Mountain Development Project and form a 12 km-diameter gold district. These five targets are named Oro Fino, El Salto, Pácora, Campana, and San Bartolome. Our objective is to acquire additional licenses to consolidate the district and to carry out initial drill testing of these targets in 2008. We believe that there is good potential for discovery of additional gold deposits in the Caramanta Exploration Region in a cluster of targets surrounding our core Marmato Mountain Development Project.

Additional surface sampling and geological mapping was carried out in the first quarter of 2008. A helicopter-borne magnetic and radiometric survey was started in the fourth quarter of 2007, and was completed in April 2008 following a delay for equipment repair. The results are expected in May 2008.  The results of these programs will be used to define drill targets.

A portable diamond drill rig has been contracted from a third party contractor and is due to arrive in the second quarter of 2008 to start a program of preliminary drill evaluation of the five targets identified on the Caramanta project. None of these targets has been drilled before. The program will consist of 2,000 meters of drilling on each of the targets for a total of 10,000 meters.

Item 3. Quantitative and Qualitative Disclosure About Market Risk

As a smaller reporting company (as defined in Rule 12b-2 of the Exchange Act), we are not required to provide the information called for by this Item 3.

Item 4. Controls and Procedures

Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this Quarterly Report on Form 10-Q. Based upon that evaluation, such officers have concluded that our disclosure controls and procedures are effective as of the end of such period.

Changes in internal control over financial reporting

There have been no changes during the period covered by this Quarterly Report on Form 10-Q in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Limitations on the effectiveness of controls and procedures

Our management, including our Chief Executive Officer and Chief Financial Officer, does not expect that our controls and procedures will prevent all potential error and fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met.

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

On March 3, 2008, we issued 250,000 options to purchase our common stock to an employee.

On March 19, 2008, we issued 50,000 options to purchase our common stock to a director.

Item 3.     Defaults upon Senior Securities

None

Item 4.     Submission of Matters to a Vote of Security Holders

None.

Item 5.     Other Information

None.

Item 6.     Exhibits

Exhibit
Number	Description

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-15e or 15d-15(e), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-15e or 15d-15(e), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Colombia Goldfields Ltd.

By:        /s/ J. Randall Martin
              J. Randall Martin
Title:     Chief Executive Officer and Vice Chairman
Date:     May 9, 2008

By:        /s/ James Kopperson
              James Kopperson
Title:     Chief Financial Officer
Date:    May 9, 2008