Form 10-Q
period 2008-06-30
COLOMBIA GOLDFIELDS LTD
filed 2008-08-08
CIK 1223663

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

☒     Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended June 30, 2008

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

☐ Yes             ☒ No

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 92,932,486 common shares as of June 30, 2008.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

COLOMBIA GOLDFIELDS LTD. (An Exploration Stage Company) CONSOLIDATED BALANCE SHEETS (UNAUDITED) (Amounts in US Dollars, In Thousands, Except Share and Per Share Amounts)

	June 30,	December 31,
	2008	2007

ASSETS

Current

Cash and cash equivalents	$287	$6,939
Prepaid expenses and deposits	1,103	579
Prepaid consulting fees (Note 6)	114	367
	1,504	7,885

Mineral and exploration properties and rights (Note 4)	65,897	65,377
Property and equipment, net of accumulated amortization (Note 5)	1,169	1,257
Restricted cash (Note 3)	2,500	-
Mineros advance (Note 3)	7,000	-
	$78,070	$74,519

LIABILITIES

Current

Accounts payable and accrued liabilities	$2,632	$2,818
Mineral property purchase obligations (Note 7)	6,034	8,747
Short-term promissory note (Note 8)	2,500	-
	11,166	11,565
Non-current
Deferred income tax liability (Notes 4 and 9)	10,406	11,868
	21,572	23,433

STOCKHOLDERS’ EQUITY

Common stock (Notes 6 & 13)
Authorized:
200,000,000 common shares, $0.00001 par value
Issued and outstanding:	1	1
92,932,486 common shares (December 31, 2007: 86,590,075 common shares)

Additional paid-in capital (Note 6)	80,328	73,490
Special Warrants (Note 6)	8,558	-
	88,887	73,491
Deficit accumulated during the exploration stage	(32,389)	(22,405)
	56,498	51,086
	$78,070	$74,519

See accompanying Notes to Interim Consolidated Financial Statements

* Going Concern (Note 1)

* Commitments and Contingencies (Note 13)

COLOMBIA GOLDFIELDS LTD.

 (An Exploration Stage Company)

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(UNAUDITED)

(Amounts in US Dollars, In Thousands, Except Share and Per Share Amounts)

	Three Months	Three Months	Six Months	Six Months	Cumulative From Inception (March 25, 2003)
	Ended	Ended	Ended	Ended	through
	June 30,	June 30,	June 30,	June 30,	June 30,
	2008	2007	2008	2007	2008

REVENUES	$-	$-	$-	$-	$-
OPERATING EXPENSES

Mineral property exploration expenses (Notes 4 and 6)	4,254	1,561	7,229	3,033	19,809
General and administrative (Note 6)	1,560	1,290	3,767	2,691	14,184
Foreign exchange loss (gain)	(888)	889	952	935	3,026
Amortization	58	21	121	40	306
Total operating expenses	4,984	3,761	12,069	6,699	37,325
Other income	(7)	(4)	(13)	(13)	(160)
Loss before deferred income taxes	(4,977)	(3,757)	(12,056)	(6,686)	(37,165)
Deferred income tax recovery (Note 9)	1,168	538	2,072	963	4,776
Net loss and comprehensive loss	$(3,809)	$(3,219)	$(9,984)	$(5,723)	$(32,389)
LOSS PER SHARE – BASIC AND DILUTED	$(0.04)	$(0.05)	$(0.11)	$(0.09)
WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING
Basic and diluted	92,932,486	65,755,750	89,796,129	61,507,236

See accompanying Notes to Interim Consolidated Financial Statements

* Going Concern (Note 1)

COLOMBIA GOLDFIELDS LTD.

 (An Exploration Stage Company)

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIENCY)

(UNAUDITED)

(Amounts in US Dollars, In Thousands, Except Share and Per Share Amounts)

	Common Shares	Capital/Stock Additional Paid-in Capital	Share Purchase Warrants	Special Warrants	Deficit Accumulated During the Exploration Stage	Total Stockholders’ Equity

Balance, December 31, 2006	56,036,849	$34,290	$2,750	$-	$(7,830)	$29,210

Year Ended December 31, 2007

Issue of Common stock for cash at $1.00 per share less agent’s fee of $541 on March 21, 2007	9,020,000	8,075	-	-	-	8,075

Issue of 541,200 agent’s warrants in connection with March 21, 2007 common stock issuance	-	-	404	-	-	404

Issue of common stock for consulting services	650,000	967	-	-	-	967

Issue of common stock to non-management directors	60,000	73	-	-	-	73

Issue of common stock for cash at CDN $1.40 per unit (common shares and warrants) less allocated agent’s fee of $611 on August 14, 2007	8,483,000	9,260	-	-	-	9,260

Issue of 4,241,500 share purchase warrants with August 14, 2007 common stock issuance less allocated agent’s fee of $59 – (Note 6B)	-	-	926	-	-	926

Issue of 508,980 agent’s warrants in connection with August 14, 2007 common stock issuance – (Note 6B)	-	-	308	-	-	308

Issuance of common stock for mineral concessions at $1.47 on September 14, 2007	3,000,000	4,410	-	-	-	4,410

Issuance of common stock for cash at CDN $1.10 per unit (common shares and warrants) less agent’s fees and issue costs of $649 on December 28, 2007	9,165,226	7,581	-	-	-	7,581

Issuance of 4,582, 613 share purchase warrants with December 28, 2007 common stock issuance less agent’s fees and issue costs of $139 – (Note 6B)	-	-	1,690	-	-	1,690

Issuance of 595,739 agent’s warrants in connection with December 28, 2007 common stock issuance – (Note 6B)	-	-	224	-	-	224

Exercise of common stock options on May 3, 2007 and November 14, 2007	175,000	131	-	-	-	131

Stock based compensation	-	2,402	-	-	-	2,402

Net loss for the year ended December 31, 2007	-	-	-	-	(14,575)	(14,575)
Balance December 31, 2007	86,590,075	$67,189	$6,302	$-	$(22,405)	$51,086

See accompanying Notes to Consolidated Financial Statements

* Going concern Note 1

COLOMBIA GOLDFIELDS LTD.

 (An Exploration Stage Company)

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY (DEFICIENCY)

(UNAUDITED)

 (Amounts in US Dollars, In Thousands, Except Share and Per Share Amounts)

	Common Shares	Capital/Stock Additional Paid-in Capital	Share Purchase Warrants	Special Warrants	Deficit Accumulated During the Exploration Stage	Total Stockholders’ Equity

Balance, December 31, 2007	86,590,075	$67,189	$6,302	$-	$(22,405)	$51,086

Six Months Ended June 30, 2008

Issue of 350,000 share purchase warrants with February 8, 2008 short-term promissory note – (Note 6B)	-	-	100	-	-	100

Issue of common stock for cash at $0.85 per unit (common shares and warrants) less agent’s fees and issue costs of $160 on March 31, 2008	6,342,411	3,931	-	-	-	3,931

Issue of 6,341,411 share purchase warrants with March 31, 2008 common stock issuance less agent’s fees and issue costs of $48	-	-	1,252	-	-	1,252

Expiry of 6,500,666 share purchase warrants on April 25, 2008	-	2,750	(2,750)	-	-	-

Issue of 11,167,000 special warrants for cash at $0.85 per special warrant less agents’ fees and issue costs of $934 on June 18, 2008	-	-	-	8,558	-	8,558

Stock based compensation	-	1,555	-	-	-	1,555

Net loss for the six months ended June 30, 2008	-	-	-	-	(9,984)	(9,984)
Balance June 30, 2008	92,932,486	$75,425	$4,904	$8,558	$(32,389)	$56,498

See accompanying Notes to Interim Consolidated Financial Statements

* Going concern Note 1

COLOMBIA GOLDFIELDS LTD. (An Exploration Stage Company) CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED) (Amounts in US Dollars, In Thousands, Except Share and Per Share Amounts)
	Three Months Ended June 30, 2008	Three Months Ended June 30, 2007	Six Months Ended June 30, 2008	Six Months Ended June 30, 2007	Cumulative from Inception (March 25, 2003) through June 30, 2008
OPERATING ACTIVITIES:
Net loss	$(3,809)	$(3,219)	$(9,984)	$(5,723)	$(32,389)
Items not requiring cash outlay:
- Consulting fees	-	-	-	-	54
- Amortization	58	21	121	40	276
- Mineral property exploration	-	-	-	-	250
- Stock based compensation	787	861	1,808	1,426	6,876
- Deferred income taxes	(1,168)	(538)	(2,072)	(963)	(4,776)
Changes in non-cash working capital items
- Prepaid expenses and deposits	(146)	(356)	(524)	(548)	(1,103)
- Accounts payable, accrued and other liabilities	(1,197)	317	423	1,028	4,806
- Due to/from related parties	-	-	-	-	5
Net cash used in operating activities	(5,475)	(2,914)	(10,228)	(4,740)	(26,001)

FINANCING ACTIVITIES:
Issuance of equity securities, net of issue costs and fees	8,558	-	13,741	8,479	55,955
Issuance of promissory notes and related warrants	-	3,500	2,500	7,200	12,200
Repayment of promissory notes	-	-	-	(3,700)	(9,700)
Exercise of stock options	-	37	-	37	131
Net cash provided by financing activities	8,558	3,537	16,241	12,016	58,586

INVESTING ACTIVITIES:
Purchase of mineral exploration rights	(655)	(2,095)	(3,132)	(5,674)	(21,353)
Purchase of equipment	(2)	(8)	(33)	(23)	(1,424)
Website development costs	-	-	-	-	(21)
Mineros deposit advance and restricted cash	(7,000)	-	(9,500)	-	(9,500)
Net cash used in investing activities	(7,657)	(2,103)	(12,665)	(5,697)	(32,298)

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(4,574)	(1,480)	(6,652)	1,579	287

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	4,861	3,942	6,939	883	-
CASH AND CASH EQUIVALENTS AT END OF PERIOD	287	2,462	287	2,462	287

SUPPLEMENTAL CASH FLOW INFORMATION

Interest and financing fees-promissory notes	129	231	312	231	737
Taxes	-	-	-	-	-

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

The Company has incurred a cumulative net loss since inception on March 25, 2003 to June 30, 2008 of $32,389 and has no source of operating revenue. The Company’s ability to meet its obligations and continue as a going concern is dependent on the ability to identify and complete future funding. While the Company has been successful in raising financing to date, there can be no assurance that it will be able to do so in the future.

These consolidated financial statements have been prepared using U.S generally accepted accounting principles applicable to a going concern which contemplates the realization of assets and settlement of liabilities in the normal course of business as they come due. In addition to the Company’s working capital deficiency and an accumulated deficit at June 30, 2008, the Company must also secure sufficient funding to meet its anticipated exploration expenses, mineral properties and rights acquisitions, and purchase commitment for the issued and outstanding shares of Mineros Nacionales S.A.. The Company’s restricted cash and Mineros advance are non-refundable and are committed to this purchase and are therefore not available for general working capital purposes.

These circumstances lend substantial doubt as to the ability of the Company to meet its obligations as they come due and, accordingly, as to the appropriateness of the use of accounting principles applicable to a going concern. In recognition of these circumstances, as disclosed in note 14, the Company is in the process of completing both a debt offering and equity private placement in order to fund the balance of the Mineros purchase price, repay the Company’s short term promissory note, and provide working capital for general corporate purposes. The Company intends to continue relying upon the issuance of securities to finance exploration, meet contractual obligations and continue as a going concern. As of the date of the approval of the consolidated financial statements, there is no assurance that these initiatives will be sufficient or successful.

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

These consolidated financial statements include the accounts of (i) Colombia Goldfields Ltd., a Delaware corporation (ii) the Company’s 100% interest in RNC (Colombia) Limited ("RNC"), a Belize corporation and its 95% owned subsidiary – Compania Minera De Caldas, S.A. ("Caldas"), a Colombia corporation, (iii) the Company’s 94% interest in Gavilan Minerales, S.A. ("Gavilan") a Colombia corporation. Colombian law requires Colombian companies to have at least five shareholders and, as a result, the remaining 5% of Caldas and 6% of Gavilan is held by directors and senior management of the Company. All significant inter-company transactions and balances have been eliminated upon consolidation.

Since the non-controlling shareholders of RNC and Gavilan have no obligation to contribute any additional capital and the Company is the primary entity obligated to fund future exploratory work, no non-controlling interest related to RNC or Gavilan has been recognized in the consolidated statements of operations for the periods ended June 30, 2008 and 2007 and in the consolidated balance sheets at June 30, 2008 and December 31, 2007. The directors and senior management of Caldas and Gavilan have executed voting and support agreements in favour of the Company.

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

COLOMBIA GOLDFIELDS LTD.
(An Exploration Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in US Dollars, In Thousands, Except Share and Per Share Amounts)

Asset Retirement Obligations

The Company applies SFAS No. 143, Accounting for Asset Retirement Obligations which requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred. SFAS No. 143 requires the Company to record a liability for the present value using a credit-adjusted risk free interest rate, of the estimated site restoration costs with a corresponding increase to the carrying amount of the related long-lived assets. The liability is accreted until it has been fully incurred and the asset is amortized over the life of the related assets. Adjustments are made for changes resulting from the passage of time and changes to either the timing or amount of the original present value estimate underlying the obligation. As at June 30, 2008 and December 31, 2007 the Company does not have any asset retirement obligations.

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

Comprehensive Income

In accordance with SFAS No. 130, Reporting Comprehensive Income ("SFAS 130"), comprehensive income consists of net income and other gains and losses affecting stockholders’ equity that are excluded from net income, such as unrealized gains and losses on investments available for sale, foreign currency translation gains and losses when a subsidiary has a functional currency other than US dollars. For all periods presented, the Company’s financial statements do not include any of the additional elements that affect comprehensive income. Accordingly, net loss and comprehensive loss are identical.

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

Earnings (Loss) per Share

Basic earnings (loss) per share is computed by dividing net earnings (loss) available to common stockholders by the weighted average number of common shares outstanding during the period. Diluted net earnings (loss) per share on the potential exercise of equity-based financial instruments is not presented where anti-dilutive. For the periods ended June 30, 2008 and 2007, outstanding share purchase warrants and options to purchase common shares were excluded from the computation of diluted earnings per share as the impact of these instruments was anti-dilutive as a result of losses incurred in these periods.

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

COLOMBIA GOLDFIELDS LTD.
(An Exploration Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in US Dollars, In Thousands, Except Share and Per Share Amounts)

Financial Instruments

The Company’s financial instruments consist of cash and cash equivalents, restricted cash, accounts payable and accrued liabilities, short-term promissory notes, and mineral property purchase obligations. The carrying value of these financial instruments approximates their fair value based on their liquidity or their short-term nature. The Company is not exposed to significant interest or credit risk arising from these financial instruments.

NOTE 3 – MINEROS ADVANCE AND RESTRICTED CASH

On January 29, 2008 the Company entered into a Share Purchase and Sale Agreement (the "Agreement") to purchase all of the issued and outstanding shares of Mineros Nacionales S.A., ("Mineros") a corporation organized under the laws of the Republic of Colombia, for cash consideration of $35,000. The Mineros Agreement provided that the transaction would be completed on April 29, 2008, unless such closing date is extended by mutual agreement. The Company has provided a guarantee in the amount of $2,500, which would be payable to the vendors if the transaction is not completed for any reason. The guarantee is collateralized by a term deposit held by the Company in the amount of $2,500 and has been classified as restricted cash in the consolidated balance sheet.

The Company and Mineros subsequently agreed to modify the Agreement and extend the completion date of the Mineros transaction from April 29, 2008 to July 31, 2008. In connection with this extension, on June 19, 2008 the Company advanced $7,000, representing 20% of the $35,000 purchase price with the balance due upon completion of the transaction. The advance has been classified as a non-current asset in the consolidated balance sheet.

Pursuant to the modification and extension, the final 80% is payable in Colombian pesos, with any costs associated with settling the final payment to be the responsibility of the Company. Both the $2,500 guarantee and $7,000 deposit are non-refundable if the transaction is not completed for any reason.

As disclosed in note 14, no formal agreement for further extension has been executed, however both Mineros and the Company continue to work together to complete the transaction.

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
(An Exploration Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in US Dollars, In Thousands, Except Share and Per Share Amounts)

The following table summarizes the Company’s mineral concession acquisitions, mineral rights acquisitions, and mineral exploration expenses as recorded in the Company’s consolidated financial statements:

					Cumulative
					From
					Inception
	Three Months	Three Months	Six Months	Six Months	(March 25, 2003)
	Ended	Ended	Ended	Ended	Through
	June 30,	June 30,	June 30,	June 30,	June 30,
	2008	2007	2008	2007	2008

I) Acquisition of mineral concessions	$-	$-	$-	$-	$26,911

II) Acquisition of mineral and exploration rights	141	1,451	520	5,192	25,978

Total acquired mineral and exploration properties and rights	141	1,451	520	5,192	52,889

III) Exploration of acquired mineral properties	4,117	1,316	6,844	2,573	18,311

IV) Stock based compensation	137	245	385	460	1,498

Total mineral property exploration expenses	4,254	1,561	7,229	3,033	19,809

Total mineral and exploration properties and rights acquisitions and exploration expenditures	$4,395	$3,012	$7,749	$8,225	$72,698

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

	June 30, 2008	December 31, 2007
Purchase of mineral and exploration properties and rights	$52,889	$52,369
Recognition of deferred tax liability upon acquisition	$13,008	$13,008
Mineral and exploration properties and rights	$65,897	$65,377

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

NOTE 5 – PROPERTY AND EQUIPMENT

		Accumulated	Net Book
As at June 30, 2008	Cost	Amortization	Value

Equipment and computers	$1,012	$(146)	$866
Building	97	(9)	88
Vehicles	315	(100)	215

Total	$1,424	$(255)	$1,169

		Accumulated	Net Book
As at December 31, 2007	Cost	Amortization	Value

Equipment and computers	$998	(84)	$914
Building	96	(6)	90
Vehicles	312	(59)	253

Total	$1,406	$(149)	$1,257

COLOMBIA GOLDFIELDS LTD.
(An Exploration Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in US Dollars, In Thousands, Except Share and Per Share Amounts)

NOTE 6 – STOCKHOLDERS’ EQUITY

A) Common Stock and Special Warrants

	June 30, 2008	December 31, 2007

Authorized:
200,000,000 common shares, $0.00001 par value

Issued and Outstanding:
92,932,486 common shares (December 31, 2007: 86,590,075 common shares)	$ 1	$ 1

i)

During the six months ended June 30, 2008 the Company completed the following transactions:

a)

On March 3, 2008 the Company issued 250,000 options to purchase the Company’s common stock to an employee.

b)

On March 19, 2008 the Company issued 50,000 options to purchase the Company’s common stock to a director.

c)

On March 31, 2008 the Company completed a private equity offering of 6,342,411 Units at USD $0.85 per Unit to a total of 7 investors. Each Unit consists of one share of common stock and one warrant ("the Warrant"), for a total of 6,342,411 common shares and 6,342,411 warrants issued. The total gross proceeds raised were $5,391. Each warrant is exercisable for one common share at an exercise price of $1.10 and the Warrants are exercisable at any time up to two years from the issue date.

In connection with this private equity offering, the Company paid as a commission $158 and incurred issue costs of $50.

The Company has allocated the total net proceeds from the offering of $5,183 to the various underlying equity instruments comprising the equity offering, based on the estimated relative fair value of each instrument at the offering date as follows:

Net Proceeds
Common shares and
Additional paid in capital – common shares	$3,931
Additional paid in capital – share purchase warrants	1,252
Total net proceeds from private equity offering	$5,183

COLOMBIA GOLDFIELDS LTD.
(An Exploration Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in US Dollars, In Thousands, Except Share and Per Share Amounts)

d)

On June 18, 2008 the Company completed a private equity offering of 11,167,000 special warrants (the "Special Warrants") at a price of $0.85 per Special Warrant to a total of 16 investors. Each Special Warrant will be automatically exercised for no additional consideration to acquire one Unit (the "Units") upon the earlier of a) the issuance of a receipt for the prospectus of the Units and b) four months following the closing date of the offering. Each Unit will consist of one common share of the Company (the "Common Shares") and one Common Share purchase Warrant (the "Warrant"). Each Warrant will entitle the holder to acquire one Common Share at a price of $1.50 for 60 months following the date of the offering.

In connection with the offering, the Company paid as a commission $664 and incurred issue costs of $270. The Company issued 781,690 special broker warrants (the Special Broker Warrants") to the agents retained for the offering, each Special Broker Warrant exercisable for no additional consideration into one broker warrant of the Company ("Broker Warrants"), and each Broker Warrant entitling the holder, subject to shareholder approval, to purchase one Common Share at an exercise price of $0.85 per Common Share for 24 months following the date of the offering. The net proceeds of $8,558 were allocated to the special warrants as a separate component of stockholders’ equity and will be reclassified to the various equity elements upon conversion of the special warrants.

In connection with the Offering, the Company entered into registration rights agreements with the holders and agents pursuant to which the Company agreed to prepare and file with the SEC a registration statement to register the resale of Common Shares and the Common Shares issuable upon exercise of the Warrants by the purchasers in the Offering as well as the Common Shares issuable upon exercise of the Broker Warrants.

In the event the registration statement registering the resale of the Common Shares issued in connection with the Offering does not become effective on or before October 18, 2008 or, subject to certain exceptions, ceases to be effective and available for use any time it is required to be effective and available for use or, if, at a time the registration statement is not available for use, Rule 144 is not available for use for a period of five consecutive business days by holders of such securities because of certain breaches by the Company, the Company is obligated, subject to shareholder approval, to issue to each purchaser of Special Warrants that hold Common Shares or Warrants issued pursuant to the Special Warrants or Common Shares issued pursuant to the Warrants a number of Common Shares and Warrants (together referred to as "Additional Units"), equal to 10% of the number of Special Warrants purchased by purchasers in the Offering and issue to the agents a number of Broker Warrants equal to 10% of the Broker Warrants initially issued to the agents. In addition, the Company is obligated, subject to shareholder approval, to issue to each such purchaser 279,175 Additional Units (subject to an aggregate maximum of 558,350 Additional Units) for each 30 days after the four month anniversary of the closing date of the Offering (whether or not continuous) when neither the registration statement nor Rule 144 is available for resale of securities of the Company. In lieu of issuing such Additional Units, the Company has the option, or if shareholder approval is not obtained, to pay the cash equivalent of such Additional Units, which shall be deemed to be $0.85 per Additional Unit.

COLOMBIA GOLDFIELDS LTD.
(An Exploration Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in US Dollars, In Thousands, Except Share and Per Share Amounts)

ii)

During the year ended December 31, 2007, the Company completed the following transactions:

a)

On March 21, 2007, the Company completed a private equity offering of 9,020,000 common shares at $1.00 per common share. The gross proceeds received from the offering were $9,020. In connection with this private equity offering, the Company paid a commission of $541 and issued agents’ warrants to purchase 541,200 shares of the Company’s common stock with each warrant exercisable at any time up to March 22, 2010 at an exercise price of $1.00 per share. The fair value of the agents’ warrants was $404 and has been accounted for as a reduction of the additional paid-in capital associated with the net proceeds of $8,479 related to the March 21, 2007 common stock issuance.

b)

On March 22, 2007, the Company issued 650,000 common shares to certain consultants to the Company as described under "Stock Options and Other Stock- Based Compensation".

c)

On May 3, 2007 the Company issued 50,000 common shares pursuant to the exercise of 50,000 options for proceeds of $37.

d)

On June 6, 2007 the Company issued 60,000 common shares to non-management directors of the company in connection with their annual remuneration.

e)

On August 7, 2007 the Company issued 150,000 options to purchase the Company’s common stock to certain consultants.

f)

On August 14, 2007, the Company completed a private equity offering of 8,483,000 Units at $1.40 CDN per Unit to a total of 24 investors. Each Unit consists of one share of common stock and one-half warrant ("the Warrant"), for a total of 8,483,000 common shares and 4,241,500 warrants issued. The total gross proceeds raised were $11,164 ($11,876 CDN). Each Warrant is exercisable for one common share at an exercise price of $1.85 CDN and the Warrants are exercisable at any time up to August 14, 2008. The Warrants also require the holder, upon notice from the Company, to exercise in the event that during any fifteen consecutive trading days, the common stock of the Company closes at or above $2.25 CDN on a recognized North American stock exchange.

In connection with this private equity offering, the Company paid as a commission $713 and issued additional warrants ("Agents’ Warrants") to purchase 508,980 shares of the Company’s common stock with each Agents’ Warrant exercisable for a price of $1.40 CDN per share. The Agents’ Warrants are exercisable at any time up to August 14, 2010.

The Company has allocated the net proceeds of $10,494 from the offering to the various underlying equity instruments comprising the offering, based on the estimated relative fair value of each instrument at the closing date, as follows:

Net Proceeds
Common shares and additional paid in capital-common shares	$9,568
Additional paid in capital-share purchase and agents’ warrants	926
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

i)

On November 8, 2007 The Company issued 1,850,000 options to purchase the Company’s common stock to certain directors, officers and employees.

j)

On November 14, 2007 The Company issued 125,000 common shares pursuant to the exercise of 125,000 options for proceeds of $94.

k)

On December 28, 2007, The Company completed a private equity offering of 9,165,226 Units at $1.10 CDN per Unit to a total of 11 investors. Each Unit consists of one share of common stock and one-half warrant (the "Warrant"), for a total of 9,165,226 common shares and 4,582,613 warrants issued. The total gross proceeds raised were $10,283 ($10,082 CDN). Each Warrant is exercisable for one common share at an exercise price of $2.00 CDN and the Agents’ Warrants are exercisable at any time up to December 28, 2012.

In connection with this private equity offering, the Company paid as a commission $668 ($665 CDN), incurred issue costs of $120, and issued additional warrants ("Agents’ Warrants") to purchase 595,739 shares of the Company’s common stock with each Agents’ Warrant exercisable for one common share at an exercise price of $1.20 CDN. The Warrants are exercisable at any time up to December 28, 2009.

The Company has allocated the net proceeds from the offering of $9,495 to the various underlying equity instruments comprising the equity offering, based on the estimated relative fair value of each instrument at the offering date, as follows:

Net Proceeds
Common shares and
Additional paid in capital – common shares	$7,581
Additional paid in capital – share purchase and agents’ warrants	1,914
Total net proceeds from private equity offering	$9,495

B) Fair Value Disclosures

The 4,241,500 Warrants and 508,980 Agents’ Warrants issued in connection with the Company’s August 14, 2007 private placement, the 4,582,613 warrants and 595,739 Agents’ Warrants issued in connection with the Company’s December 28, 2007 private placement and the 350,000 Warrants issued in connection with the Company’s February 8, 2008 short-term promissory note issuance are denominated in Canadian dollars while the Company’s functional and reporting currency is the U.S. Dollar. As a result, the fair value of the Warrants fluctuates based on their time and expiry and changes in the exchange rate between the U.S. and Canadian dollar.

COLOMBIA GOLDFIELDS LTD.
(An Exploration Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in US Dollars, In Thousands, Except Share and Per Share Amounts)

Recent developments suggest warrants with exercise prices denominated in a different currency than an entity’s functional currency should not be classified as equity. If U.S. GAAP is changed to reflect this view, these instruments would be treated as derivatives and recorded as liabilities carried at their fair value, with period to period changes in the fair value recorded as a gain or loss in the statement of operations and comprehensive loss.

Options (Including Embedded Conversion Options) Are Indexed to both an Entity’s own Stock and Currency Exchange Rated. The tentative conclusions of C21 would mean the Company’s Canadian dollar denominated warrants do not meet a scope exception under FAS133 and therefore these warrants would be recorded as derivative liabilities and carried at fair value. Transitional provisions would require a cumulative-effect adjustment to the opening balance of the Company’s deficit. However, the FASB deferred making a decision on confirming their tentative conclusions in Issue C21 and asked that it be subsumed into an EITF issue of 07-5 "Determining Whether an Instrument (or Embedded Feature) is Indexed to a Company’s Own Stock." A conclusion has recently been reached indicating that these types of instruments should be recorded as liabilities at fair value for years beginning on or after December 15, 2008. The Company expects to adopt the recommendations of EITF 07-05 on January 1, 2009 and adjust the warrants to liabilities when required.

If the Company had recorded such instruments as liabilities at fair value at June 30, 2008, it would have reported the following unrealized cumulative gain:

Total
Fair value – At Inception of instruments	$3,865
Decrease in fair value of instruments	(2,616)
Fair value – June 30, 2008	$1,249

In connection with certain of the Company’s historical private placements totalling $51,586, the Company historically committed to penalties ranging between 1.5% and 15% of the gross proceeds received in the event the subsequent registration statements are not declared effective by the SEC and/or remain effective within specified periods following the closing of the offerings. Pursuant to EITF 00-19-2 Accounting for Registration Payment Arrangements, the Company concluded that at inception and subsequently, payments under these commitments are not probable. As a result, no liabilities for registration payment obligations are required to be recognized in the consolidated balance sheets at June 30, 2008 and December 31, 2007.

COLOMBIA GOLDFIELDS LTD.
(An Exploration Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in US Dollars, In Thousands, Except Share and Per Share Amounts)

C) Warrants

As at June 30, 2008, the following warrants were issued and outstanding:

Number of Warrants	Exercise Price	Expiry Date
390,040	$2.00 USD per share	April 25, 2009
541,200	1.00 USD per share	March 22, 2010
4,241,500	1.85 CDN per share	August 14, 2008
508,980	1.40 CDN per share	August 14, 2010
4,582,613	2.00 CDN per share	December 28, 2012
595,739	1.20 CDN per share	December 28, 2009
350,000	1.10 CDN per share	February 8, 2010
5,992,411	1.10 USD per share	March 28, 2010
350,000	1.10 USD per share	March 31, 2010
17,552,483	$1.55 USD per share

D) Stock Options and Other Stock-Based Compensation

Stock Options

In 2006, the Company adopted the 2006 Stock Incentive Plan, (the "Plan") which provides for the grant of incentive stock options, non-qualified stock options, stock appreciation rights, restricted stock, performance shares and performance units, and stock awards to officers, directors or employees of, as well as advisers and consultants to, the Company.

All stock options and rights are to vest over a period determined by the Board of Directors and expire not more than ten years from the date granted. On August 17, 2007 the Company received shareholder approval for an amended Stock Incentive Plan. Pursuant to the amended Plan, the number of shares that may be issued for awards granted under the 2006 plan was increased to 6,500,000.

Pursuant to the Plan, during 2008 the Company granted stock options to employees, directors, officers and consultants of the Company. These stock options vest at a rate of 25% every six months over a period of two years, and have a life of 10 years.

A summary of stock options granted and exercised is as follows:

		Weighted Average
		Exercise
	Shares	Price

Options outstanding at December 31, 2007	5,890,000	$1.30
Granted in fiscal 2008	300,000	0.93
Exercised in fiscal 2008	-	-
Forfeited and expired in fiscal 2008	(150,000)	(0.97)
Options outstanding at June 30, 2008	6,040,000	$1.29

COLOMBIA GOLDFIELDS LTD.
(An Exploration Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in US Dollars, In Thousands, Except Share and Per Share Amounts)

			Weighted
		Weighted	Average		Weighted
Range of		Average	Remaining		Average
Exercise	Number	Exercise	Contractual	Number	Exercise
Prices	Outstanding	Price	Life (yrs)	Exercisable	Price

$0.75 - $1.00	550,000	$0.85	8.70	250,000	$0.75
$1.01 - $1.90	5,490,000	1.33	8.74	2,807,500	1.35
$0.75 - $1.90	6,040,000	$1.29	8.73	3,057,500	$1.30

	Fiscal 2008	Fiscal 2007
Weighted average fair value of options granted during the period	$0.71	$1.06

Weighted average fair value of options vested during the period	$1.11	$1.12

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

Other Stock-Based Compensation

On October 1, 2006, the Company agreed to grant 500,000 common shares to a consultant providing services to the Company. Pursuant to the terms of the Consulting Agreement, should the Consultant’s employment terminate by the Consultant’s resignation before the period of two years has elapsed, the Consultant is required to return a pro rata portion of the shares based on the time remaining in the contract. In the case of a change in control of the Company by merger or sale of a majority stake or otherwise, the shares held by the Consultant will immediately vest. The fair value of the common stock award, based on the market price of the Company’s common shares at the agreement date, was $915. The shares were issued on March 22, 2007 and the Company is accounting for this award by recognizing compensation expense ratably over twenty-four months, commencing on the agreement date.

COLOMBIA GOLDFIELDS LTD.
(An Exploration Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in US Dollars, In Thousands, Except Share and Per Share Amounts)

On January 15, 2007, the Company agreed to grant 150,000 common shares to a consultant. The fair value of the common stock award, based on the market price of the Company’s common shares at the agreement date, was $166. The shares were issued on March 22, 2007 and the Company accounted for this award by recognizing compensation expense ratably over three months, commencing on the agreement date.

On May 6, 2007, the Company granted 60,000 common shares to non-management directors. The fair value of the common stock awards, based on the market price of the Company’s common shares at the grant date, was $73. The shares were issued on June 6, 2007 and the Company accounts for this award by recognizing compensation expense ratably over twelve months, commencing on the grant date.

Summary of Stock-Based Compensation Expenses

The following table summarizes stock-based compensation recorded in the consolidated statements of operations:

					Cumulative
	Three	Three	Six	Six	From Inception
	Months	Months	Months	Months	(March 25, 2003)
	Ended	Ended	Ended	Ended	through
	June 30,	June 30,	June 30,	June 30,	June 30,
	2008	2007	2008	2007	2008
Mineral property exploration expenses	$137	$245	$385	$460	$1,498
General and administrative	650	616	1,423	966	5,378
Total stock-based compensation	$787	$861	$1,808	$1,426	$6,876

As at June 30, 2008, there was $1,282 of unrecognized compensation cost related to unvested stock options. At June 30, 2008, there was $114 of unrecognized compensation cost related to unvested direct stock awards recorded as prepaid consulting fees in the Company’s consolidated balance sheet.

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

COLOMBIA GOLDFIELDS LTD.
(An Exploration Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in US Dollars, In Thousands, Except Share and Per Share Amounts)

NOTE 8 – SHORT TERM PROMISSORY NOTE

On February 8, 2008 the Company entered into a $2,500 short-term promissory note with Global Resource Fund ("Global"). One of the Company’s directors serves as Chief Executive Officer of a company that is a $750 participant in the note. The loan, collateralized by the Company’s investment in RNC and collateralized by a pledge of the Company’s shares of Caldas, is due and payable on or before July 31, 2008. Upon signing, a $75 fee was paid to the note holder. The note bears interest at 12.5% per annum, with monthly interest payments commencing February 29, 2008.

In connection with this promissory note, the Company issued warrants to purchase 350,000 shares of the Company’s common stock with each warrant exercisable at any time up to February 8, 2010 at an exercise price of CDN $1.10 per share. If the warrants are not exercised by the expiration date, the lender may require the Company to repurchase the warrants for $50.

The Company has allocated the total net proceeds received of $2,500 to the various underlying instruments, based on the estimated relative fair value of each instrument as follows:

Net Proceeds
Short-term promissory note	$2,400
Additional paid in capital – share purchase warrants	100
$2,500

As disclosed in note 14, repayment of the note was extended by the lender to September 30, 2008.

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

a)

Components of income tax provision:

The components of the Company’s provision for (recovery of) income taxes are as follows:

		Three Months	Three Months	Six Months	Six Months
		Ended	Ended	Ended	Ended
		June 30, 2008	June 30, 2007	June 30, 2008	June 30, 2007
Current:	Federal	$-	$-	$-	$-
	Domestic	-	-	-	-
	Foreign	-	-	-	-
		$-	$-	$-	$-

		Three Months	Three Months	Six Months	Six Months
		Ended	Ended	Ended	Ended
		June 30, 2008	June 30, 2007	June 30, 2008	June 30, 2007
Deferred:	Federal	$-	$-	$-	$-
	Domestic	-	-	-	-
	Foreign	(1,168)	(538)	(2,072)	(963)
		$(1,168)	$(538)	$(2,072)	$(963)

COLOMBIA GOLDFIELDS LTD.
(An Exploration Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in US Dollars, In Thousands, Except Share and Per Share Amounts)

b)

Income tax rate reconciliation:

i)

The Company’s loss before provision for income taxes is as follows:

	Three Months	Three Months	Six Months	Six Months
	Ended	Ended	Ended	Ended
	June 30, 2008	June 30, 2007	June 30, 2008	June 30, 2007
Domestic	$(1,718)	$(2,065)	$(4,358)	$(3,297)
Foreign	(3,259)	(1,692)	(7,698)	(3,389)
	$(4,977)	$(3,757)	$(12,056)	$(6,686)

ii)

The effective income tax rate differs from the statutory rate that would be obtained by applying the U.S. Federal income tax rate to net income (loss) before income taxes. These differences result from the following items:

	Three Months	Three Months	Six Months	Six Months
	Ended	Ended	Ended	Ended
	June 30, 2008	June 30, 2007	June 30, 2008	June 30 2007

US federal income tax rate	34.0%	34.0%	34.0%	34.0%

Decrease in
Income tax rate resulting
From:
Losses not
recognized for
tax purposes	(12.1)	(10.9%)	(13.0)	(9.5%)
Tax rate differences
in foreign
subsidiaries	(2.7)	(0.9%)	(2.1)	(2.8%)
Other permanent
differences	4.3	(7.9%)	(1.7)	(7.3%)
Effective income tax rate	23.5%	14.3%	17.2%	14.4%

COLOMBIA GOLDFIELDS LTD.
(An Exploration Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in US Dollars, In Thousands, Except Share and Per Share Amounts)

c)

Components of deferred income tax provision:

The components of the temporary differences, which resulted in deferred income tax provision, are as follows:

	Three Months	Three Months	Six Months	Six Months
	Ended	Ended	Ended	Ended
	June 30, 2008	June 30, 2007	June 30, 2008	June 30 2007
Losses carried
forward	$(388)	$(560)	$(848)	$(874)
Tax depreciation
less than
accounting depreciation	11	11	21	55
Mineral concessions	(862)	-	982	-
Foreign exchange on mineral
concessions and foreign
exploration costs	641	-	(609)	-
Foreign exploration costs	(947)	(538)	(2,445)	(963)
Change in valuation
allowance	(1,545)	(1,087)	(2,899)	(1,782)
Deferred income tax provision	377	549	827	819
	$(1,168)	$(538)	$(2,072)	$(963)

d)

Components of deferred tax asset and liability:

The components of the temporary differences, which resulted in deferred tax assets, are:

	June 30, 2008	December 31, 2007
Tax depreciation less than
depreciation	$302	$324
Losses carried
forward	3,529	2,680
	3,831	3,004
Valuation allowance	(3,831)	(3,004)
Deferred tax asset	$-	$-

e)

The components of the temporary differences, which have resulted in the deferred tax liability, are:

	June 30, 2008	December 31, 2007
Tax depreciation less than
Accounting depreciation	$-	$-
Tax basis less than accounting
basis for mineral concessions	(15,555)	(14,572)
Foreign exploration costs	5,149	2,704
Deferred tax liability	$(10,406)	$(11,868)

COLOMBIA GOLDFIELDS LTD.
(An Exploration Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in US Dollars, In Thousands, Except Share and Per Share Amounts)

f)

The Company has income tax losses available for carry forward of which expire as follows:

Expiry Year	Domestic	Foreign	Total

2023	$36	$-	$36
2024	23	-	23
2025	311	-	311
2026	1,535	-	1,535
2027	5,550	-	5,550
2028	2,920	-	2,920
	$10,375	$-	$10,375

g)

FIN 48 – Accounting for Uncertainty in Income Taxes requires all material tax positions to undergo a new two-step recognition and measurement process. All material tax positions in all jurisdictions in all tax years in which the statute of limitations remains open upon the initial date of adoption are required to be assessed. For a tax benefit to be recognized it must be more likely than not that a tax position will be sustained upon examination based solely on its technical merits. If the recognition standard is not satisfied, then no tax benefit otherwise arising from the tax position can be recorded for financial statement purposes. If the recognition standard is satisfied, the amount of tax benefit recorded for financial statement purposes will be the largest amount of tax benefit with a greater than 50% likelihood of being realized upon ultimate settlement with a taxing authority. The adoption of FIN 48 on January 1, 2007 did not have a material impact on the Company’s financial position, results of operations, or cash flows for the three or six months ended June 30, 2008. The Company files tax returns in the United States and Colombia. For all jurisdictions, all years remain subject to tax authority examination.

NOTE 10 – RELATED PARTY TRANSACTIONS

During the normal course of operations, the Company engages in transactions with certain directors, senior officers, and shareholders of the Company.

Related party transactions reflected within the Company’s consolidated financial statements include:

a)

Management and consulting fees paid to certain directors, senior officers, and shareholders of the Company in fiscal 2008 and 2007;

COLOMBIA GOLDFIELDS LTD.
(An Exploration Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in US Dollars, In Thousands, Except Share and Per Share Amounts)

b)

The issuance and repayment of a short-term promissory note during the first quarter of fiscal 2007 year. On February 27, 2007 the Company entered into a $3,700 promissory note between the Company and the Company’s Vice Chairman and CEO, and a Company controlled by these individuals. The loan, collateralized by the Company’s investment in RNC, was due and payable upon closing a planned equity financing, but in no case later than April 15, 2007. Upon repayment, an $185 loan origination fee was payable to the note holders. The note bore interest at 10% per annum, with monthly interest payments commencing February 28, 2007. In connection with the Company’s March 21, 2007 private placement a total of $3,931 (representing the principal amount of the promissory note of $3,700 the loan origination fee of $185, and accrued interest of $46) was paid to the holders in full satisfaction of all amounts owing;

c)

The issuance of a short-term promissory note during the second quarter of fiscal 2007. On June 6, 2007 the Company entered into a $3,500 promissory note between the Company and the Company’s Vice Chairman and CEO, President and a Company controlled by these individuals. The loan, collaterized by the Company’s investment in RNC, was due and payable upon the closing of a planned equity financing, but in no case later than August 15, 2007. Upon repayment, a $52 fee was payable to the note holders. The note bore interest at 10% per annum, with monthly interest payments commencing June 30, 2007. In connection with the Company’s August 14, 2007 private placement a total of $3,634 (representing the principal amount of the promissory note of $3,500, the loan origination fee of $52, and accrued interest of $82) was paid to the holders in full satisfaction of all amounts owing; and

d)

The issuance of a short-term promissory note during the fourth quarter of fiscal 2007. On November 12, 2007 the Company entered into a $2,500 promissory note between the Company’s Vice Chairman and CEO, President and a company controlled by these individuals. The loan, collateralized by the Company’s investment in RNC, was due and payable upon closing an equity financing, but in no case later than December 31, 2007. Upon repayment a $37 fee was payable to the note holders. The note bore interest at 10% per annum with monthly interest payments commencing November 30, 2007. In Connection with the Company’s December 28, 2007 private placement, a total of $2,559 (representing the principal amount of the promissory notes of $2,500, the loan origination fee of $37 and accrued interest of $22) was paid to the holders in full satisfaction of all amounts owing.

e)

The issuance of a short-term promissory note during the first quarter of fiscal 2008 whereby one of the Company’s directors serves as an executive of a company that is a participant in the note as disclosed in Note 8.

During the three months ended June 30, 2008 the Company:

a)

Paid $24 for board and committee meeting fees to non-management directors of the Company (six months ended June 30, 2008: $159)

b)

Paid $45 in management, salary, and consulting fees to directors of the Company (six months ended June 30, 2008: $73).

c)

Paid $51 in management, salary, and consulting fees to shareholders of the Company (six months ended June 30, 2008: $102).

d)

Paid $129 for interest and administration fees on short-term bridge loans (six months ended June 30, 2008: $312)

COLOMBIA GOLDFIELDS LTD.
(An Exploration Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in US Dollars, In Thousands, Except Share and Per Share Amounts)

Included in accounts payable and accrued liabilities is $35 owing to directors and officers of the Company.

During the three months ended June 30, 2007 the Company:

a)

Paid $113 for management and consulting fees to senior officers of the Company (six months ended June 30, 2007: $212).

b)

Paid $97 for management and consulting fees to shareholders of the Company (six months ended June 30, 2007: $211).

c)

Paid $231 for interest and administration fees on short-term bridge loans (six months ended June 30, 2007: $231).

Included in prepaid expenses and deposits at December 31, 2007 is $47 related to a director of the Company. Included in accounts payable and accrued liabilities at December 31, 2007 is $190 owing to directors and officers of the Company.

NOTE 11 – SEGMENTED INFORMATION

The Company has determined that it operates in a single reportable segment, being the acquisition of, exploration for, and development of mineral properties.

NOTE 12 – ACCOUNTING DEVELOPMENTS

a)

In September, 2006 the FASB issued FAS 157 – Fair Value Measurements that provides enhanced guidance for using fair value to measure assets and liabilities. FAS 157 applies whenever US GAAP requires or permits measurement of assets or liabilities at fair value. FAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007 (partially deferred for certain non financial assets and liabilities). The adoption of FAS 157 had no impact on the Company’s financial statements.

b)

In February 2007 the FASB issued FAS 159 – The Fair Value Option for Financial Assets and Financial Liabilities. FAS 159 offers an irrevocable option to carry eligible financial assets and liabilities at fair value, with the election to be made on an instrument by instrument basis, with changes in fair value recorded in earnings. FAS 159 is expected to expand the use of fair value measurement for many companies, which is consistent with the FASB’s long-term measurement objectives for accounting for financial instruments. FAS 159 is effective as of an entity’s first fiscal year that begins after November 15, 2007 and is applied prospectively. The adoption of FAS 159 had no impact on the Company’s financial statements.

c)

In December 2007, the FASB issued FAS 141(R), Business Combinations, which will replace FAS 141 prospectively effective for business combinations in the first reporting period after December 15, 2008. Early adoption is not permitted. Under FAS 141(R), business acquisitions will be accounted for under the "acquisition method", compared to the "purchase method" mandated by FAS 141.

COLOMBIA GOLDFIELDS LTD.
(An Exploration Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in US Dollars, In Thousands, Except Share and Per Share Amounts)

d)

In December 2007, the FASB issued FAS 160 – Non-Controlling Interests in Consolidated Financial Statements which is effective for periods beginning after December 15, 2008. Under FAS 160, non-controlling interests are measured at 100% of the fair value of assets acquired and liabilities assumed. Under current standards, the non-controlling interest is measured at book value. For presentation and disclosure purposes, non-controlling interests will be classified as a separate component of shareholders’ equity. FAS 160 will change the manner in which increases/decreases in ownership percentages are accounted for. Changes in ownership percentages will be recorded as equity transactions and no gain or loss will be recognized as long as the parent retains control of the subsidiary. When a parent company deconsolidates a subsidiary but retains a non-controlling interest, the non-controlling interest is re-measured at fair value on the date control is lost and a gain or loss is recognized at that time. Finally, under FAS 160, accumulated losses attributable to the non-controlling interests are no longer limited to the original carrying amount, and therefore non-controlling interests could have a negative carrying balance. The provisions of FAS 160 are to be applied prospectively with the exception of the presentation and disclosure, which are to be applied for al prior periods presented in the financial statements. Early adoption is not permitted.

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

ii)

Caramanta Properties

a)

On August 27, 2007 the Company entered into an agreement with an unrelated party that provides the Company with an option to acquire 100% of concession No. 669-17 in the Caramanta region. Over a twenty-four month period the Company has the option to pay a total of 2.4 billion Colombian pesos ($1,261) to acquire a 100% interest in the property. At June 30, 2008 the Company has expended an initial 480 million pesos ($252) for a 20% interest. The Company plans to continue to explore the region to determine if it is desirable to continue to acquire the remaining 80% interest. Should the Company decide not to continue with the project, the Company is not obligated to make any further payments and title to the project remains with the original owner.

b)

On March 17, 2008 the Company entered into an agreement with an unrelated party that provides the Company with an option to acquire Concession No. 653-17 in the Caramanta region. Over a twenty-four month period the Company has the option to pay a total of 1.0 billion Colombian pesos ($525) to acquire a 100% interest in the property. A June 30, 2008 the Company has expended an initial 300 million ($158) for a 30% interest. The Company plans to continue to explore the region to determine if it is desirable to continue to acquire the remaining 70% interest. Should the Company decide not to continue with the project, the Company is not obligated to make any further payments and title to the project remains with the original owners.

COLOMBIA GOLDFIELDS LTD.
(An Exploration Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in US Dollars, In Thousands, Except Share and Per Share Amounts)

c)

The Company has other options with various unrelated parties totalling $930 million Colombian pesos ($490) to acquire 100% interests in the properties, subject to the concessions being granted to the underlying applicants and subsequently being transferred to and registered in the name of the Company.

iii)

Drilling Contracts:

In the normal course of operations the Company has entered into agreements with third-party drilling contractors to manage certain aspects of the Company’s drill programs. The Company is committed to payments totalling $2,100 over the next twelve months in respect of these contracts.

NOTE 14 – SUBSEQUENT EVENTS

i) Short-term promissory note extension and Mineros acquisition

On July 16, 2008 the Superintendant of Industry and Commerce for the Ministry of Commerce, Industry and Tourism of the Republic of Colombia (the "Superintendant") requested additional information from the Company and Mineros as part of its review of the Company’s planned acquisition of Mineros. The Company and Mineros are currently working together to address the Superintendant’s request and are in the process of negotiating a further extension of the closing date, however as of the date of these financial statements, no formal agreement has been executed. The Company has recorded in the consolidated financial statements at June 30, 2008 restricted cash of $2,500 and Mineros advance of $7,000. As disclosed in note 3, these items are non-recoverable in the event that the transaction does not close. As a result, the carrying value of these items could be impacted in future periods should the Mineros transaction not close.

The Company is also currently undertaking a private offering of up to 30,000,000 debt units for expected gross proceeds of up to $30,000 to fund the balance of the purchase price of the Mineros transaction and repay the short-term promissory note described in Note 8. Furthermore, the Company anticipates undertaking a private equity offering to be used for general working capital purposes.

In light of these circumstances, on August 7, 2008 Global agreed to extend repayment of the short-term promissory note until September 30, 2008. In return for this extension, the Company agreed to pay Global $50 and issue to global 125,000 shares of the Company’s common stock.

COLOMBIA GOLDFIELDS LTD.
(An Exploration Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in US Dollars, In Thousands, Except Share and Per Share Amounts)

NOTE 15 – RECLASSIFICATIONS

Certain prior period amounts have been reclassified to conform to the current period presentation.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Introduction

This Management’s Discussion and Analysis (“MD&A”) is intended to supplement and complement our unaudited interim consolidated financial statements and notes thereto for the three and six months ended June 30, 2008 prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”), (our “Financial Statements”). You are encouraged to review our Financial Statements in conjunction with your review of this MD&A. Additional information relating to our Company is available at www.sec.gov.com and www.sedar.com. All dollar amounts in our MD&A are expressed in U.S. dollars, unless otherwise specified.

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

We are an exploration stage company engaged in the acquisition and exploration of mineral resource properties.  The Company’s head office is located in Toronto, Canada and its exploration and administrative office is located in the city of Medellin, Colombia.  Our main activity is the exploration and development of the Marmato Mountain Gold District in Western Colombia.  The Marmato Mountain Gold District is located 80 km south of Medellin. We are actively advancing two areas within the Marmato Mountain Gold District. These are Zona Alta of Marmato Mountain and the Caramanta Exploration Properties. The Caramanta Exploration Properties surround the Marmato Mountain and we are actively securing additional exploration concessions between the two in order to continue to consolidate the district.  We are also endeavoring to acquire Zona Baja of Marmato Mountain through the planned acquisition of Mineros Nacionales S.A. and the adjacent Echandia property through the planned acquisition of Colombia Gold PLC as described elsewhere in this MD&A.

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

Second Quarter Fiscal 2008 Overview

In the second quarter of fiscal 2008 we advanced our business plan of consolidating the Marmato Mountain district by:

  Solidifying our property title ownership to 108 of 119 legally registered mineral titles by continuing to negotiate property purchases from existing Colombian titleholders;

  Completing additional underground samples and 13,000 meters of drilling for a total of 32,000 meters drilled;

  Raising $8,558,000 to fund our acquisition and exploration activities; and

  Continuing to proceed with the acquisitions of:

i)

Mineros Nacionales S.A, a corporation organized under the laws of the Republic of Colombia ("Mineros"), which owns Zona Baja of the Marmato Mountain; and

ii)

Colombia Gold PLC, a company organized under the laws of England ("Colombia Gold"), which owns the mountain adjacent to the Marmato Mountain ("The Echandia Property").

Marmato Mountain – Zona Alta

As at June 30, 2008, the Zona Alta of Marmato Mountain in Colombia hosts approximately 275 small mines, and Compañia Minera de Caldas, S.A. (“Caldas”), our Colombian subsidiary, is seeking to purchase each of these. We own 95% of Caldas, with the remaining 5% held directly or indirectly by directors, officers, and senior management of the Company, as Colombian law requires a minimum of five shareholders.  Of these mines, 83 have registered titles in the Ministry of Mines in the province of Caldas. We refer to these mines as Category 1.  Another 36 mines are located in an area called CHG-081, in which there is one mining contract, and we refer to these mines as Category 2. Once the Category 2 mines have been purchased, Caldas will own the entire CHG-081 contract. Our objective is to secure ownership of these 119 properties.  Approximately 90 of the remaining mines have made applications for legalization.  We refer to these mines as Category 3.  Of the applications made, management believes that less than 20 will be approved. Approximately 66 are illegal mines.

Certain mining properties have been purchased or optioned and are awaiting final payment once the documentation and registration is complete. The total number of legally registered mineral titles acquired by Caldas at June 30, 2008 is 108, compared to 107 at March 31, 2008. 81 of these mines are currently registered in the name of Caldas, are fully paid, and are no longer operating.

Marmato Mountain – Zona Baja

On January 29, 2008 we entered into a Share Purchase and Sale Agreement with Mineros.  Under the terms of the agreement, we agreed to purchase all of the issued and outstanding shares of Mineros for cash consideration of $35,000,000.  The agreement provided that the transaction would be completed on April 29, 2008, unless extended by mutual agreement. We hold a deposit guarantee in the amount of $2,500,000.  On April 29, 2008 the Company and Mineros agreed to extend the completion date to June 30, 2008, unless further extended by mutual agreement.  In connection with this extension, we advanced a further $7,000,000 towards the purchase price on June 19, 2008 with the balance due upon closing.  Pursuant to the extension, the final 80% is payable in Colombian pesos, with any costs associated with settling the final payment to be the responsibility of the Company.  On June 27, 2008 the Company and Mineros entered into an agreement to extend the closing date until the third business day after the transaction is approved by Colombian regulators without going beyond July 30, 2008.  Regulatory approval was not received prior to July 30, 2008 and, although no formal further written extension has been executed, the Company and Mineros have responded to a request for further information from the Colombian Superintendant of Industry and Commerce and are in the process of negotiating a further extension.  Both the deposit guarantee and the deposit are non-refundable if the transaction is not completed for any reason.  In the event we are successful in acquiring Mineros, we would own both the Upper and Lower Zones of Marmato Mountain.  There is no assurance that the proposed transaction will be completed.

The Echandia Property

On November 20, 2007, we entered into a letter of intent with Colombia Gold, a corporation incorporated under the laws of England.  Colombia Gold’s main assets are the mining rights to the Echandia Property, located adjacent to Marmato Mountain. We believe that the Echandia Property contains an extension of the gold mineralization from Marmato Mountain. Completion of the transaction is subject to negotiation and execution of a definitive agreement, satisfactory completion of technical, financial, legal, and other commercial due diligence and customary conditions, including all shareholder, court and regulatory approvals.  We expect the transaction will be a share exchange with the Company exchanging its shares for those of Colombia Gold.  There is no assurance that a definitive agreement will be executed or that the acquisition will be completed.

Principal factors affecting our results of operations

Our consolidated financial statements are prepared in accordance with U.S. GAAP, and we maintain our accounts in U.S. Dollars.

We believe the key determinants of our operating and financial results are:

(a)

The state of capital markets, which affects our ability to finance acquisitions and exploration activities;

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

Revenues

We have not yet completed our economic feasibility studies to establish the existence of proven or probable reserves for our properties.  To date, we have not produced any gold, and, as a result, we have not recognized any revenues from mining activities for the period since incorporation to June 30, 2008.

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

Going Concern

We incurred a net loss of $32,389,000 for the period from inception on March 23, 2003 to June 30, 2008, and we are not presently generating any revenue. Furthermore, we have used $58,299,000 during this period to fund our operations mineral acquisitions program. At June 30, 2008, we had a significant working capital deficiency. Our future ability to meet our anticipated exploration expense, mineral properties, and rights acquisitions, and purchase commitment for the issued and outstanding shares of Mineros is dependent upon our ability to obtain additional financing and upon future acquisition, exploration and development of profitable operations from our mineral properties.  Subsequent to June 30, 2008, repayment of our short-term promissory note was extended to September 30, 2008.  We plan to continue to seek additional financing in private and/or public equity offerings to secure funding for the balance of the Mineros purchase, repayment of our short-term promissory note, and to fund our working capital requirements.  Our estimate of total financing requirements for fiscal 2008 is approximately $100,000,000 ($35,000,000 for the acquisition of Mineros and related exploration, $25,000,000 for the remaining exploration of Zona Alta, $15,000,000 related to the acquisition of Colombia Gold, and $25,000,000 related to additional drilling and working capital requirements).

As at July 31, 2008 our cash resources are nominal and we will need to raise additional debt or equity financing during the remainder of fiscal 2008 to continue to execute our business plans.  We currently do not have any arrangements for additional financing, other than our planned $30 million debt offering that we announced on June 11, 2008.  There can be no assurance that this transaction will close or that additional financing will be available to us on acceptable terms, or at all. These factors, among others, raise substantial doubt about our ability to continue as a going concern. Our financial statements do not include any adjustment to reflect the possible future effect on the recoverability and classification of the assets or the amounts and classification of liabilities that may result should we cease to continue as a going concern.

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

Asset Retirement Obligations

We apply SFAS No. 143, Accounting for Asset Retirement Obligations that requires the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred. SFAS No. 143 requires us to record a liability for the present value, using a credit-adjusted risk-free interest rate, of the estimated site restoration costs with a corresponding increase to the carrying amount of the related long-lived assets. The liability is accreted until it has been fully incurred, and the asset will be amortized over the life of the related assets. Adjustments are made for changes resulting from the passage of time and changes to either the timing or amount of the original present value estimate underlying the obligation. As at June 30, 2008 and December 31, 2007, we believe we do not have any asset retirement obligations.

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

Selected Financial Information

The following table sets forth selected financial information for the three and six months ended June 30, 2008 and 2007. This summary of selected financial information is derived from, and should be read in conjunction with, and is qualified in its entirety by reference to, our unaudited financial statements for the three and six months ended June 30, 2008 and the related note disclosures.

					Cumulative
					from
					Inception
	Three	Three	Six	Six	(March 25,
	Months	Months	Months	Months	2003
	Ended	Ended	Ended	Ended	through
In Thousands, except Per Share	June 30,	June 30,	June 30,	June 30,	June 30,
Amounts	2008	2007	2008	2007	2008)
Statement of Loss and Deficit
Total Operating Expenses	$4,984	$3,761	$12,069	$6,699	$37,325
Net loss	$(3,809)	$(3,219)	$(9,984)	$(5,723)	$(32,389)
Loss per Share-basic and diluted	$(0.04)	$(0.05)	$(0.11)	$(0.09)	N/A
Balance Sheet Data			As at	As at
			June 30,	December
			2008	31, 2007
Total Assets			$78,070	$74,519
Total Long-Term Debt			$-	$-
Total Liabilities			$21,572	$23,433
Total Shareholders’ Equity			$56,498	$51,086

Results of Operations –Second Quarter 2008 Compared with Second Quarter 2007

For the three months ended June 30, 2008, we incurred a net loss of $3,809,000 (2007-$3,219,000). We generated interest income of $7,000 (2007-$4,000). The primary contributors to our net loss for the three months ended June 30, 2008 were mineral property exploration expenses of $4,254,000 (of which $137,000 related to non-cash stock-based compensation expenses) and general and administrative expenses of $1,560,000 (of which $650,000 related to non-cash stock-based compensation expenses), along with foreign exchange gains of $888,000, primarily related to unrealized foreign exchange gains on the translation of foreign currency-denominated deferred income tax balances.

For the comparative period, the primary contributors to our net loss were mineral property exploration expenses of $1,561,000 (of which $245,000 related to non-cash stock-based compensation expenses) and general and administrative expenses of $1,290,000 (of which $616,000 related to non-cash stock-based compensation expenses).

Our operations typically involve the following activities and expenditures:

i)

The acquisition of mineral concessions: To June 30, 2008, this has consisted primarily of payments for the assignment contracts and subsequent full legal titles associated with the Caramanta properties, the acquisition of Zona Alta concessions via our purchases of RNC, and the purchase of the Kedahda properties. The concessions we acquire typically grant to the concessionaire the right to carry out within the given area, the studies, works and installations necessary in order to establish the existence of the minerals, and to exploit them according to rules and criteria belonging to the accepted techniques of geology and mining engineering. During the three and six months ended June 30, 2008, we did not expend any cash on the acquisition of mineral concessions.

ii)

The acquisition of mineral and exploration rights. This typically involves staged payments to affected landholders and related stakeholders. The procedure for payment is normally a payment of 25% of the total negotiated purchase price on signing, 25% when title to all documentation has been submitted to the local mining department and the final 50% payment when the mining claim has been registered in Caldas’ name. Satisfactory resolution of local landowner concerns is essential to the eventual development and operation of modern gold mines on Marmato Mountain. As at June 30, 2008, we have reached agreements with the titleholders to secure 108 legally registered titles deemed desirable in our business plan, with 81 titles registered in Caldas’ name. During the three months ended June 30, 2008, we expended a total of $141,000 on mineral and exploration rights (six months ended June 30, 2008 – 520,000) and have obligations as at June 30, 2008 to make payments of $6,034,000 pursuant to amounts owing under our purchase agreements; and

iii)

The exploration of acquired mineral properties and related activities. This typically involves the payment of salaries, wages, and other exploration costs in Colombia, directly attributable to field activities furthering our mineral concessions and rights, along with allocated stock-based compensation costs. During the three months ended June 30, 2008, we expended a total of $4,254,000 on the exploration of acquired mineral properties (six months ended June 30, 2008 - $7,229,000).

As a result of our fiscal 2008 efforts to explore and evaluate the Marmato Mountain District, our mineral property exploration expenses increased significantly for the three months ended June 30, 2008 to $4,254,000 (including $137,000 in stock-based compensation) from $1,561,000 (including $245,000 in stock-based compensation) for the three months ended June 30, 2007.

General and administrative expenses also increased in the second quarter of fiscal 2008 to $1,560,000 (2007-$1,290,000), reflecting our continued transition from a start-up enterprise to a company with an active exploration program and infrastructure sufficient to support field activities. A significant component of general and administrative expenses in the second quarter of fiscal 2008 was allocated stock-based compensation, which totaled $650,000 compared to $616,000 in fiscal 2007. The remainder of the Company’s second quarter fiscal 2008 general and administrative costs included accounting and legal fees of $280,000 (approximately $100,000 of which relates to Sarbanes-Oxley compliance requirements and legal costs associated with maintaining the Company’s dual U.S./Canadian public company status), investor relations costs of $503,000, regulatory fees and expenses of $165,000 and the balance relating to corporate salaries, travel and head office expenses.  As well, in the second quarter of fiscal 2008, the Company incurred $888,000 in foreign exchange gains on the translation of foreign currency-denominated monetary assets and liabilities, as the majority of the Company’s accounts payable, accrued liabilities, and deferred income taxes in Caldas and Gavilan are denominated in Colombian pesos and are impacted by fluctuations in foreign currency rates.  During fiscal 2008, the U.S. dollar has weakened against most global currencies, including the Colombian peso, however the Colombian peso strengthened by approximately 5% against the U.S. dollar during the second quarter of fiscal 2008, resulting in the aforementioned foreign exchange gains on translation of foreign currency denominated working capital and deferred income taxes.  Approximately $640,000 of these gains relate solely to the translation of deferred tax taxable temporary differences associated with the Company’s historical acquisitions of RNC and Gavilan.

The increase in our other operating expenses in the second quarter of fiscal 2008, primarily amortization expenses, related to the amortization of office equipment, computers, and vehicles. For the three months ended June 30, 2008, we incurred a loss from operations of $4,977,000 (2007-$3,757,000), and recorded a deferred income tax recovery of $1,168,000 related to deductible temporary differences associated with our Colombian subsidiaries (2007 - $538,000), applied against deferred tax liabilities in corresponding jurisdictions, resulting in a net loss of $3,809,000 (2007-$3,219,000).

For the six months ended June 30, 2008 we incurred a net loss of $9,984,000 compared to $5,723,000 for the six months ended June 30, 2007.  The primary contributors to our year-to-date fiscal 2008 loss were $7,229,000 in mineral property exploration expenses, $3,767,000 in general and administrative expenses, foreign exchange losses of $952,000 and amortization of $121,000.  We generated $13,000 in interest income during the first six months of fiscal 2008 and recorded a deferred income tax recovery of $2,072,000 related to deductable temporary differences associated with our Colombian subsidiaries.

During the second quarter of fiscal 2008, we used cash of $5,475,000 in operations (2007-$2,914,000). The majority of our operating cash requirements consisted of exploration costs incurred in our Colombian operations, and consulting fees, travel expenses, and audit and legal fees related to regulatory compliance. During the second quarter of fiscal 2008, we issued 11,167,000 special warrants for net proceeds of $8,558,000.  During the second quarter of fiscal 2008, we expended $2,000 on the purchase of capital assets, $655,000 funding the acquisition of mineral exploration rights, and advanced an additional $7,000,000 towards the acquisition of Mineros resulting in a net cash decrease of $4,574,000 for the three months ended June 30, 2008.

As at June 30, 2008, we held cash and cash equivalents of $287,000. Our working capital deficiency of $9,662,000 consisted of i) cash and cash equivalents of $287,000; ii) prepaid expenses and deposits of $1,103,000, consisting primarily of prepaid Marmato exploration expenditures; iii) prepaid consulting fees of $114,000, reflecting the current portion of unamortized stock-based compensation associated with direct stock awards; and iv) current liabilities of $11,166,000, consisting primarily of amounts owing to Marmato titleholders under our mineral and exploration rights purchase agreements (at June 30, 2008, $6,034,000 is owing pursuant to these agreements), and $2,500,000 related to short-term promissory notes, and the balance associated with general trade payables.  While we endeavor to manage the timing of these payments, the timing of settlement of these liabilities is uncertain.  Payment of our mineral and exploration rights agreements are typically due as the contracts progress through the Colombian government approval process.

Liquidity and Capital Resources

Our cash and working capital positions as at the dates indicated were as follows:

	As at	As at
	June 30, 2008	December 31, 2007
Cash and cash equivalents*	$287,000	$6,939,000
Working capital deficiency	$(9,662,000)	$(3,680,000)
* excludes restricted cash of $2,500,000 and Mineros advance of $7,000,000 as unavailable for general corporate purposes.

We have historically relied on equity capital to fund our operations and mineral property acquisition and exploration activities. For the cumulative period from March 25, 2003 to June 30, 2008, we have raised $58,586,000 from the issuance of shares of our common stock, special warrants, share purchase warrants, and short-term bridge loans (net of repayments) and used $58,299,000 to fund operations and mineral property acquisition and exploration activities, leaving cash and cash equivalents of $287,000 and a working capital deficiency of $9,662,000 as at June 30, 2008.

On February 8, 2008, we borrowed $2,500,000 from Global Resource Fund (“Global”) pursuant to a promissory note issued to Global (the “Promissory Note”).  Auramet Trading, LLC is a $750,000 participant in the loan and one of our directors, James Verraster, serves as Chief Executive Officer of Auramet Trading, LLC.  The Promissory Note provides for a $2,500,000 secured loan maturing on July 31, 2008.  The borrowing under the Promissory Note is secured by a guarantee by our subsidiaries.  The guarantee is in turn secured by first priority pledges of the shares of such subsidiaries held directly and indirectly by the Company.  The borrowing under the Promissory Note bears interest at the rate of 12.5% per annum, and interest payments are due monthly on the last day of the month, commencing on February 29, 2008.  Proceeds from the borrowing were used in connection with the Company’s successful bid to acquire all of the issued and outstanding shares of Mineros, as described elsewhere in the MD&A, as well as for general corporate purposes.  In connection with the loan, we issued 350,000 common share purchase warrants to Global and we paid an up-front fee equal to 3.0% of the borrowing under the promissory note.  Each warrant entitles the holder to purchase one common share at an exercise price of CDN $1.10 for a period of 24 months from the date of closing.  If the warrants are not exercised by the expiration date, the holder may require us to repurchase the warrants for US$50,000.  Subsequent to quarter-end, repayment of the Promissory Note was extended by the lender to September 30, 2008.

On March 31, 2008, we completed a private equity offering of 6,342,411 Units at $0.85 per Unit to a total of 7 investors.  Each Unit consists of one share of common stock and one warrant (“the Warrant”) for a total of 6,342,411 common shares and 6,342,411 warrants issued.  The total gross proceeds raised were $5,391,000.  Each warrant is exercisable for one common share at an exercise price of $1.10 and the Warrants are exercisable at any time up to two years from the date of issuance.  In connection with this private equity offering, we paid commissions of $158,000, incurred issue costs of $50,000.

On June 18, 2008 we completed a private equity offering of 11,167,000 special warrants (the “Special Warrants”) at a price of $0.85 per Special Warrant to a total of 16 investors for net proceeds of $8,558,000.  Each Special Warrant may be exercised at any time at the holder’s option and will automatically exercise for no additional consideration upon the earlier of a) the issuance of a receipt for the final prospectus of the warrants and common shares to be issued upon the exercise of the special warrants and b) October 19, 2008.  Each Special Warrant shall entitle the holder to receive upon exercise one common share of the Company and one common share purchase warrant (the “Warrant”).  Each Warrant will entitle the holder to acquire one common share at a price of $1.50 for 60 months following the date of the offering.

In connection with the offering, we paid as a commission $664,000 and incurred issue costs of $270,000.  The Company issued 781,690 special broker warrants (the “Special Broker Warrants”) to the agents retained for the offering, each Special Broker Warrant exercisable for no additional consideration into one broker warrant of the Company (“Broker Warrants”), and each Broker Warrant entitling the holder, subject to shareholder approval, to purchase one common share at an exercise price of $0.85 per common share for 24 months following the date of the offering.

Based upon our current financial condition, we anticipate that current cash on hand is insufficient to complete our proposed acquisition transactions or to operate our business through the end of fiscal 2008.  As at July 31, 2008, our cash resources were nominal and we will need to raise additional debt or equity financing during the second half of fiscal 2008 to continue to execute our business plan.  We intend to fund operations and our acquisition plans through additional debt and/or equity financing arrangements, which may be insufficient to fund expenditures or other cash requirements. We plan to seek additional financing in private and/or public equity offerings to secure funding for our operations. There can be no assurance that we will be successful in raising additional funding. If we are not able to secure additional funding, the implementation of our business plan will be impaired and we may lose our option to purchase certain mining and mineral rights and complete the acquisition of Mineros. There can be no assurance that such additional financing will be available to us on acceptable terms or at all.

On June 11, 2008, we announced plans to raise up to $30 million through the offer and sale of units at a price of $1,000 per unit, each unit consisting of a $1,000 face value note due 2013, 100 shares of common stock and 50 common share purchase warrants of the Company.  The notes will pay interest at a rate of 12% semi-annually in arrears for the first two years and 15% semi-annually in arrears during years three through five.  The warrants will be exercisable into one common share at a price of $1.10 for two years from the closing of the offering.  The net proceeds from the units are expected to be used primarily to finance the acquisition of Mineros.  There can be no assurance that the financing will be completed successfully.

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

ii)

Acquisition of Mineros

As described earlier in this MD&A, we have entered into an agreement to purchase Mineros for cash consideration of $35,000,000.  We hold a deposit guarantee of $2,500,000, which would be payable to the vendors if the transaction is not completed for any reason.  We have also paid an additional deposit of $7,000,000 in connection with the extension of the closing, which is also nonrefundable.

iii)

 Caramanta Properties

a)

Concession No. 669-17

Pursuant to an option agreement to purchase concession No. 669-17 in the Caramanta region, in the event that we determine it in the best interest of the Company to continue exploration, the contract specifies the following scheduled payments required to obtain a 100% interest in the project: fiscal 2007 - 300 million pesos; fiscal 2008 – 660 million pesos and fiscal  2009 – 1.44 billion pesos.  To June 30, 2008 we have made payments totalling 480 million pesos (approximately $250,000) against the total 2.4 billion pesos (approximately $1,261,000) contract.  We intend to continue exploration of the project in order to determine whether we will continue to make scheduled payments towards acquiring a 100% interest.  In the event we chose not to continue the project, no further payments are required and the option would be terminated.

b)

Concession No. 653-17

Pursuant to an option agreement to purchase concession No. 653-17 in the Caramanta region, in the event that we determine it in the best interest of the Company to continue exploration, the contract specifies the following scheduled payments required to obtain a 100% interest in the project: fiscal 2008 – 450 million pesos; fiscal 2009 – 350 million pesos; fiscal 2010-200 million pesos.  To June 30, 2008 we have made payments totalling 300 million pesos (approximately $160,000) against the total 1.0 billion pesos (approximately $525,000) contract.  We intend to continue exploration of the project in order to determine whether we will continue to make scheduled payments towards acquiring a 100% interest.  In the event we chose not to continue the project, no further payments are required and the option would be terminated.

c)

Other Concessions and Legalization Proposals (644-17, 805-17, 211-17. 217-17)

The Company has other options with various unrelated parties that provide us with options to acquire other property interests in the Caramanta Region.  The Company has options to pay a total of 930 million pesos (approximately $490,000) to acquire 100% interests in the properties, subject to the concessions being granted to the underlying applicants and subsequently being transferred to and registered in the name of the Company.

iv)

Drilling Contracts

In the normal course of operations the Company has entered into agreements with third-party drilling contractors to manage certain aspects of the Company’s drill programs.  We are committed to payments totaling $2,100,000 over the next twelve months in respect of these contracts.

Contractual obligations

We have a two-year employment contract with Mr. J. Randall Martin, our Chief Executive Officer and Vice Chairman, through September 30, 2009. Under the contract, Mr. Martin is entitled to receive monthly compensation of $20,000, and is eligible to participate in our share compensation arrangements. In addition, Mr. Martin is entitled to reimbursement of all reasonable out-of-pocket expenses incurred in the performance of his duties. If Mr. Martin’s contract is terminated without cause, he is entitled to receive a lump sum equal to 12 months monthly compensation and accelerated vesting of his options. Under the contract, Mr. Martin has disclaimed any rights to all intellectual property created by him or jointly with others while with us. In addition, following termination of the contract, Mr. Martin will be subject to a one year non-competition covenant.

We have a two-year employment contract with Mr. James Kopperson, our Chief Financial Officer, through September 30, 2009. Under the contract, Mr. Kopperson is entitled to receive monthly compensation of CDN $17,500, and is eligible to participate in our share compensation arrangements. In addition, Mr. Kopperson is entitled to reimbursement of all reasonable out-of-pocket expenses incurred in the performance of his duties. If Mr. Kopperson’s contract is terminated without cause, he is entitled to receive a lump sum equal to 12 months monthly compensation and accelerated vesting of his options. Under the contract, Mr. Kopperson has disclaimed any rights to all intellectual property created by him or jointly with others while with us. In addition, following termination of the contract, Mr. Kopperson will be subject to a one year non-competition covenant.

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

Related Party Transactions

Certain transactions described under The Caramanta Properties and Marmato Properties elsewhere in this MD&A are considered related party transactions. During certain periods, we also paid management and consulting fees to directors, senior officers and shareholders, and for certain prior periods, we paid office rental fees to a company related to a former director. Further information on these transactions is provided in our accompanying consolidated financial statements under “Related Party Transactions”.

On February 8, 2008, we borrowed $2,500,000 from Global Resource Fund (“Global”) pursuant to a promissory note issued to Global (the “Promissory Note”).  Auramet Trading, LLC is a $750,000 participant in the loan and one of our directors, James Verraster, serves as Chief Executive Officer of Auramet Trading, LLC.  The Promissory Note provides for a $2,500,000 secured loan maturing on July 31, 2008.  The borrowing under the Promissory Note is secured by a guarantee by our subsidiaries.  The guarantee is in turn secured by first priority pledges of the shares of such subsidiaries held directly and indirectly by the Company.  The borrowing under the Promissory Note bears interest at the rate of 12.5% per annum, and interest payments are due monthly on the last day of the month, commencing on February 29, 2008.  Proceeds from the borrowing have been held by the Company as a deposit guarantee in connection with the Company’s successful bid to acquire all of the issued and outstanding shares of Mineros, as described elsewhere in the MD&A, as well as for general corporate purposes.

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

One of our directors, Edward Flood, serves as Managing Director, Investment Banking with Haywood Securities, UK, Limited.  The Company pays fees to Haywood from time to time for services rendered as agent in connection with financings undertaken by the Company.

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

Going Concern

We incurred a net loss of $32,389,000 for the period from inception on March 23, 2003 to June 30, 2008, and we are not presently generating any revenue. Furthermore, we have used $58,299,000 during this period to fund our operations mineral acquisitions program. At June 30, 2008, we had a significant working capital deficiency. Our future ability to meet our anticipated exploration expense, mineral properties, and rights acquisitions, and purchase commitment for the issued and outstanding shares of Mineros is dependent upon our ability to obtain additional financing and upon future acquisition, exploration and development of profitable operations from our mineral properties.  Subsequent to June 30, 2008, repayment of our short-term promissory note was extended to September 30, 2008.  We plan to continue to seek additional financing in private and/or public equity offerings to secure funding for the balance of the Mineros purchase, repayment of our short-term promissory note, and to fund our working capital requirements.  Our estimate of total financing requirements for fiscal 2008 is approximately $100,000,000 ($35,000,000 for the acquisition of Mineros and related exploration, $25,000,000 for the remaining exploration of Zona Alta, $15,000,000 related to the acquisition of Colombia Gold, and $25,000,000 related to additional drilling and working capital requirements).

As at July 31, 2008 our cash resources are nominal and we will need to raise additional debt or equity financing during the remainder of fiscal 2008 to continue to execute our business plans.  We currently do not have any arrangements for additional financing, other than our planned $30 million debt offering that we announced on June 11, 2008.  There can be no assurance that this transaction will close or that additional financing will be available to us on acceptable terms, or at all. These factors, among others, raise substantial doubt about our ability to continue as a going concern. Our financial statements do not include any adjustment to reflect the possible future effect on the recoverability and classification of the assets or the amounts and classification of liabilities that may result should we cease to continue as a going concern.

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

Title Risk

We do not maintain insurance against title. Title on mineral properties and mining rights involves certain inherent risks due to the difficulties of determining the validity of certain claims as well as the potential for problems arising from the frequently ambiguous conveyance history of many mining properties. Currently, we are in the process of investigating the title of mineral concessions for which we hold either directly or through our equity interest in our Colombian subsidiaries. We cannot give any assurance that title to properties we acquired individually or through historical share acquisitions will not be challenged or impugned and cannot be certain that we will have or acquire valid title to these mining properties. For example, there is a risk that the Colombian government may in the future grant additional titles in excess of the Company’s expectations to currently illegal miners or we may be unable to convince currently illegal miners to vacate our properties. Furthermore, although the Company believes that mechanisms exist to integrate the titles of legal mineral properties currently not owned by the Company, there is a risk that this process could be time consuming and costly. As the Company begins the processes of integration, the costs of acquiring the remaining properties and associated surface rights could rise significantly or become cost prohibitive. Furthermore, the risk exists that one or more of the remaining titleholders could delay the integration process through administrative avenues. The possibility also exists that title to existing properties or future prospective properties may be lost due to an omission in the claim of title. As a result, any claims against us may result in liabilities or costs we will not be able to afford or significant delays resulting in the failure of our business.

Town Relocation Risk

Our business plan includes the relocation of the town of Marmato from its current location on the Marmato Mountain to a safer location. While we are currently working with city, state, and federal governments to facilitate this relocation, we are subject to the risk of political, economic, or social circumstances that could delay our ability to complete the town relocation. If we are unable to complete the town relocation, our ability to advance our Marmato project could be impaired.

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

Dependence on Key Management

The ability to identify, negotiate and consummate transactions that will benefit us is dependent upon the efforts of our management team. The loss of the services of any member of management could have a material adverse effect on us. Our planned future drilling activities may require significant investment in additional personnel and capital equipment. Given the current shortage of equipment and experienced personnel within the mining industry, there can be no assurance that we will be able to acquire the necessary resources to successfully implement our business plan.  We have historically experienced significant delays in recovering quality assay and verified assay results from our third-party analytical laboratories.  The delays stem from issues with our third-party lab’s quality control systems, as we have implemented a rigorous in-house quality control program that our external labs have experienced difficulty meeting.  While we believe our current QC programs to be comprehensive due to our, and the industry in general, reliance on third-party labs to complete resource estimates, there can be no assurance that we will be able to complete and update our resource estimates on a timely basis.

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

Completion of Mineros and Colombia Gold Transactions

As described earlier in this MD&A, the Company has announced proposed acquisitions of Mineros and Colombia Gold..  There can be no assurance that either of these transactions will be completed, as significant regulatory, due diligence, and legal matters are outstanding.  Furthermore, the acquisition of Colombia Gold may be subject to shareholder approval.  There can be no assurance that we will have the financial and management resources to successfully complete these transactions.

Recently Issued Accounting Standards

In September, 2006 the FASB issued FAS 157 – Fair Value Measurements that provides enhanced guidance for using fair value to measure assets and liabilities.  FAS 157 applies whenever U.S. GAAP requires or permits measurement of assets or liabilities at fair value.  FAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007 (partially deferred for certain non financial assets and liabilities). The adoption of FAS 157 had no impact on the Company’s financial statements.

In February 2007 the FASB issued FAS 159 – The Fair Value Option for Financial Assets and Financial Liabilities. FAS 159 offers an irrevocable option to carry eligible financial assets and liabilities at fair value, with the election to be made on an instrument by instrument basis, with changes in fair value recorded in earnings.  FAS 159 is expected to expand the use of fair value measurement for many companies, which is consistent with the FASB’s long-term measurement objectives for accounting for financial instruments.  FAS 159 is effective as of an entity’s first fiscal year that begins after November 15, 2007 and is applied prospectively.  The adoption of FAS 159 had no impact on the Company’s financial statements.

In December 2007, the FASB issued FAS 141(R), Business Combinations, which will replace FAS 141 prospectively effective for business combinations consummated in the first period commencing after December 15, 2008.  Early adoption is not permitted.  Under FAS 141(R), business acquisitions will be accounted for under the “acquisition method”, compared to the “purchase method” mandated by FAS 141.

In December 2007, the FASB issued FAS 160 – Non-Controlling Interests in Consolidated Financial Statements which is effective for periods beginning after December 15, 2008.  Under FAS 160, non-controlling interests are measured at 100% of the fair value of assets acquired and liabilities assumed.  Under current standards, the non-controlling interest is measured at book value.  For presentation and disclosure purposes, non-controlling interests will be classified as a separate component of shareholders’ equity.  In addition, FAS 160 will change the manner in which increases/decreases in ownership percentages are accounted for.  Changes in ownership percentages will be recorded as equity transactions and no gain or loss will be recognized as long as the parent retains control of the subsidiary.  When a parent company deconsolidates a subsidiary but retains a non-controlling interest, the non-controlling interest is re-measured at fair value on the date control is lost and a gain or loss is recognized at that time. Finally, under FAS 160, accumulated losses attributable to the non-controlling interests are no longer limited to the original carrying amount, and therefore non-controlling interests could have a negative carrying balance.  The provisions of FAS 160 are to be applied prospectively with the exception of the presentation and disclosure, which are to be applied for al prior periods presented in the financial statements. Early adoption is not permitted.

Share Data

At June 30, 2008, we had 92,932,486 common shares outstanding. In addition, we had outstanding:

i)

6,040,000 stock options, each of which is exercisable into one common share;

ii)

17,552,483 common share purchase warrants, each of which is exercisable into one common share; and

iii)

11,167,000 special warrants, each of which is exercisable into a unit consisting of one common share   and one common share purchase warrant.

Second Quarter Fiscal 2008 Exploration Activities and Outlook

Marmato Properties

We have been working on the Marmato Mountain Development Project since 2005. The main focus of work since then has been to negotiate the purchase of numerous small mines that compromise the Zona Alta portion of the mountain.  In the second quarter of 2008 we continued technical studies started in 2007 to carry out a scoping study scheduled for completion in the second quarter of 2008 and a pre-feasibility study scheduled for fiscal 2009.  We completed a preliminary resource estimate in the second quarter of 2008 based on the results of the initial drilling and underground mine sampling.

Drilling and Underground Sampling

Our objective is to drill a cumulative total of 60,000 meters by the end of fiscal 2008.

By the end of second quarter of 2008, a total of 32,000 meters of diamond drilling had been completed in 164 holes, including holes still being drilled.  This included 13,000 meters drilled in the second quarter of 2008.

As at June 30, 2008, we had eleven diamond drill rigs in operation. These comprise three portable diamond drills which we own, and eight drills supplied by three third-party contractors.  We have contracted an additional three diamond drill rigs from a third-party contractor which arrived in July, 2008.

The underground channel sampling program at Marmato continued during the second quarter of 2008. The program comprises continuous saw-cut channel samples from all cross-cuts, mine faces and at regular intervals along the backs in the numerous artisanal mines in the Zona Alta. This is being carried out in conjunction with detailed surveying of the mine portals by differential global positioning system instruments and detailed surveying of the underground mines by theodolite and total station survey instruments. This has enabled a three-dimensional model of the mines and veins to be constructed. A program of mine maintenance and rehabilitation is also being carried out for access for surveying and sampling. In addition, drill chambers were prepared underground in order to carry out diamond drilling from underground.

Resource Estimate

We have contracted Micon International Limited of Toronto, Ontario to carry out a resource estimate of the Zona Alta of Marmato based on our drilling and underground sampling results.  A preliminary inferred resource estimate was announced on May 12, 2008 based on the first 12,000 meters of diamond drilling in 68 holes, 1165 meters cross-cut samples, and 500 meters of individual underground samples.

Metallurgy

SGS Lakefield Research Limited (“SGS”) of Lakefield, Ontario has been contracted by us to carry out preliminary scoping metallurgy test work to develop a process flow sheet for our Scoping Study.  The report was received in April, 2008, a summary of which was disclosed in our press release of April 18, 2008.

Geotechnical Studies

Golder Associates Ltd. (“Golder”) of Mississagua, Ontario has been contracted by us to carry out geotechnical data collection and interpretation for open pit design, to make a preliminary selection and evaluation of sites for waste rock and tailings disposal, and to carry out preliminary heap leach pad design. This will form part of the Scoping Study. Geotechnical logs are being made of the drill core by our geologists and Golder are using this and other data to carry out data analysis and pit slope determination at a scoping study level. These studies continued during the second quarter of 2008.  A preliminary report on the pit slope study was received in June, 2008.

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

Scoping Study

We have contracted Micon International Limited of Toronto, Ontario to carry out a Scoping Study and preliminary evaluation assessment of Marmato, with completion targeted for the second half of 2008.

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

Additional surface sampling and geological mapping was carried out in the second quarter of 2008. A helicopter-borne magnetic and radiometric survey was started in the fourth quarter of 2007, and was completed in April 2008 following a delay for equipment repair. The results are expected in July 2008.  The results of these programs will be used to define drill targets.

One of the portable diamond drill rigs that has been contracted from a third party contractor is expected to be used to start a program of preliminary drill evaluation of the five targets identified on the Caramanta project starting in July, 2008.  The start date was delayed due to shipping and customs delays in importing the drill rig.  None of these targets has been drilled before. The program will consist of 2,000 meters of drilling on each of the targets for a total of 10,000 meters.

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

Item 2.     Unregistered Sales of Equity Securities and Use of Proceeds

We did not issue any securities without registration under the Securities Act during the period covered by this Quarterly Report on Form 10-Q other than issuances of securities that were previously included in a Current Report on Form 8-K.

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

Colombia Goldfields Ltd.

By:        /s/ J. Randall Martin
              J. Randall Martin
Title:     Chief Executive Officer and Vice Chairman
Date:     August 8, 2008

By:        /s/ James Kopperson
              James Kopperson
Title:     Chief Financial Officer
Date:    August 8, 2008