Form 10-Q
period 2008-09-30
COLOMBIA GOLDFIELDS LTD
filed 2008-11-12
CIK 1223663

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

☒     Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended September 30, 2008

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

☐ Yes             ☒ No

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 104,224,486 common shares as of September 30, 2008.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

COLOMBIA GOLDFIELDS LTD. (An Exploration Stage Company) CONSOLIDATED BALANCE SHEETS (UNAUDITED) (Amounts in US Dollars, In Thousands, Except Share and Per Share Amounts)

	September 30,	December 31,
	2008	2007

ASSETS

Current

Cash and cash equivalents	$-	$6,939
Prepaid expenses and deposits	136	579
Prepaid consulting fees	-	367
	136	7,885

Mineral and exploration properties and rights (Note 4)	66,007	65,377
Property and equipment, net of accumulated amortization (Note 5)	517	1,257
	$66,660	$74,519

LIABILITIES

Current

Bank indebtedness	$53	$-
Accounts payable and accrued liabilities	7,318	2,818
Mineral property purchase obligations (Notes 4 and 7)	5,143	8,747
Related party advances (Note 8)	2,207	-
Short-term promissory note (Note 8)	2,550	-
	17,271	11,565
Non-current
Deferred income tax liability (Notes 4 and 9)	6,943	11,868
	24,214	23,433

STOCKHOLDERS’ EQUITY

Common stock (Notes 6 & 13)
Authorized:
200,000,000 common shares, $0.00001 par value
Issued and outstanding:	1	1
104,224,486 common shares (December 31, 2007: 86,590,075 common shares)

Additional paid-in capital (Note 6)	89,440	73,490
	89,441	73,491
Deficit accumulated during the exploration stage	(46,995)	(22,405)
	42,446	51,086
	$66,660	$74,519

See accompanying Notes to Interim Consolidated Financial Statements

* Going Concern (Note 1)

* Commitments and Contingencies (Note 13)

COLOMBIA GOLDFIELDS LTD.

 (An Exploration Stage Company)

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(UNAUDITED)

(Amounts in US Dollars, In Thousands, Except Share and Per Share Amounts)

					Cumulative
					From
					Inception
					(March 25,
	Three Months	Three Months	Nine Months	Nine Months	2003)
	Ended	Ended	Ended	Ended	through
	September 30,	September 30,	September 30,	September 30,	September 30,
	2008	2007	2008	2007	2008

REVENUES	$-	$-	$-	$-	$-

OPERATING EXPENSES
Mineral property exploration expenses (Notes 4 and 6)	8,222	2,457	15,451	5,490	28,031
General and administrative (Note 6)	1,574	1,608	5,341	4,299	15,758
Write-down of Mineros advance and deposit (Notes 3 and 14)	9,296	-	9,296	-	9,296
Foreign exchange loss (gain)	(2,131)	372	(1,179)	1,307	895
Amortization	28	38	149	78	334
Total operating expenses	16,989	4,475	29,058	11,174	54,314
Other income	(126)	(5)	(139)	(19)	(286)
Loss before deferred income taxes	(16,863)	(4,470)	(28,919)	(11,155)	(54,028)
Deferred income tax recovery (Note 9)	2,257	540	4,329	1,502	7,033
Net loss and comprehensive loss	$(14,606)	$(3,930)	(24,590)	$(9,653)	$(46,995)
LOSS PER SHARE – BASIC AND DILUTED	$(0.16)	$(0.06)	$(0.27)	$(0.15)
WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING
Basic and diluted	93,123,160	70,797,110	90,913,234	64,637,889

See accompanying Notes to Interim Consolidated Financial Statements

-

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

See accompanying Notes to Consolidated Financial Statements

-

Going concern Note 1

COLOMBIA GOLDFIELDS LTD.

 (An Exploration Stage Company)

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY (DEFICIENCY)

(UNAUDITED)

 (Amounts in US Dollars, In Thousands, Except Share and Per Share Amounts)

	Common Shares	Capital/Stock Additional Paid-in Capital	Share Purchase Warrants	Special Warrants	Deficit Accumulated During the Exploration Stage	Total Stockholders’ Equity
Balance, December 31, 2007	86,590,075	$67,189	$6,302	$-	$(22,405)	$51,086

Nine Months Ended September 30, 2008
Issue of 350,000 share purchase warrants with February 8, 2008 short-term promissory note – (Note 6B)	-	-	100	-	-	100
Issue of common stock for cash at $0.85 per unit (common shares and warrants) less agent’s fees and issue costs of $160 on March 31, 2008	6,342,411	3,931	-	-	-	3,931
Issue of 6,341,411 share purchase warrants with March 31, 2008 common stock issuance less agent’s fees and issue costs of $48	-	-	1,252	-	-	1,252
Expiry of 6,500,666 share purchase warrants on April 25, 2008	-	2,750	(2,750)	-	-	-
Issue of 11,167,000 special warrants for cash at $0.85 per special warrant less agents’ fees and issue costs of $934 on June 18, 2008	-	-	-	8,558	-	8,558
Issuance of 125,000 common shares on August 8, 2008 in connection with bridge loan extension	125,000	50	-	-	-	50
Expiry of 4,241,500 share purchase warrants on August 14, 2008	-	926	(926)	-	-	-
Conversion of 11,167,000 special warrants into 11,167,000 common shares and 11,167,000 share purchase warrants on September 30, 2008	11,167,000	6,121	2,437	(8,558)	-	-
Stock based compensation	-	2,059	-	-	-	2,059
Net loss for the nine months ended September 30, 2008	-	-	-	-	(24,590)	(24,590)
Balance September 30, 2008	104,224,486	$83,026	$6,415	$-	$(46,995)	$42,446

See accompanying Notes to Interim Consolidated Financial Statements

-

Going concern Note 1

COLOMBIA GOLDFIELDS LTD. (An Exploration Stage Company) CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED) (Amounts in US Dollars, In Thousands, Except Share and Per Share Amounts)
	Three Months Ended September 30, 2008	Three Months Ended September 30, 2007	Nine Months Ended September 30, 2008	Nine Months Ended September 30, 2007	Cumulative from Inception (March 25, 2003) through September 30, 2008

OPERATING ACTIVITIES:
Net loss	$(14,606)	$(3,930)	$(24,590)	$(9,653)	$(46,995)
Items not requiring cash outlay:
- Consulting fees	-	-	-	-	54
- Amortization	28	38	149	78	304
- Mineral property exploration	-	-	-	-	250
- Stock based compensation	669	749	2,477	2,175	7,545
- Write down of Mineros advance and deposit	9,296	-	9,296	-	9,296
- Deferred income taxes	(2,257)	(540)	(4,329)	(1,502)	(7,033)
Changes in non-cash working capital items
- Prepaid expenses and deposits	1,171	13	647	(535)	68
- Accounts payable, accrued and other liabilities	3,262	1,012	3,685	2,039	8,068
- Due to/from related parties	-	-	-	-	5
Net cash used in operating activities	(2,437)	(2,658)	(12,665)	(7,398)	(28,438)

FINANCING ACTIVITIES:
Issuance of equity securities, net of issue costs and fees	-	10,494	13,741	18,973	55,955
Issuance of promissory notes and related warrants	-	-	2,500	7,200	12,200
Repayment of promissory notes	-	(3,500)	-	(7,200)	(9,700)
Related party advances	2,207	-	2,207	-	2,207
Increase in bank indebtedness	53	-	53	-	53
Exercise of stock options	-	-	-	37	131
Net cash provided by financing activities	2,260	6,994	18,501	19,010	60,846

INVESTING ACTIVITIES:
Purchase of mineral exploration rights	(110)	(4,196)	(3,242)	(9,871)	(21,463)
Purchase of equipment	-	(677)	(33)	(699)	(1,424)
Website development costs	-	-	-	-	(21)
Mineros deposit advance and restricted cash	-	-	(9,500)	-	(9,500)
Net cash used in investing activities	(110)	(4,873)	(12,775)	(10,570)	(32,408)

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(287)	(537)	(6,939)	1,042	-

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	287	2,462	6,939	883	-
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$-	$1,925	$-	$1,925	$-

SUPPLEMENTAL CASH FLOW INFORMATION

Interest and financing fees	$129	$134	$441	$231	$866
Income taxes	$-	$-	$-	$-	$-

See accompanying Notes to Interim Consolidated Financial Statements

* Going Concern (Note 1)

COLOMBIA GOLDFIELDS LTD. (An Exploration Stage Company) NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Amounts in US Dollars, In Thousands, Except Share and Per Share Amounts)

NOTE 1 – GOING CONCERN AND NATURE OF OPERATIONS

The Company was incorporated under the laws of the State of Nevada, U.S.A., on March 25, 2003.  On July 31, 2006, the Company’s jurisdiction of incorporation was changed to the state of Delaware.  The Company is currently in the exploration stage and its operational focus is on the acquisition and exploration of, and development of mineral properties.

The Company has incurred a cumulative net loss since inception on March 25, 2003 to September 30, 2008 of $46,995 and has no source of operating revenue.  The Company’s ability to meet its obligations and continue as a going concern is dependent on the ability to identify and complete future funding.  As a result of the recent turmoil in worldwide financial markets the Company has been unable to raise the required capital necessary to address the Company’s current working capital deficiency at September 30, 2008.  As a result, the Company is reviewing strategic alternatives, including a sale process for all or some of the Company’s assets.  The Company has canvassed a number of qualified parties with respect to a sale or financing transaction for some or all of the Company’s assets.  The Company has also provided data room access pursuant to confidentiality agreements to interested parties.  At the present time there is no certainty that these initiatives or any financing or sale of one or more of the Company’s projects or the Company itself will be completed.

At September 30, 2008 the Company has a significant working capital deficiency including $17,271 in current liabilities as follows:

Bank indebtedness	$ 53
Accounts payable and accrued liabilities	7,318
Mineral property purchase obligations	5,143
Related party advances	2,207
Short-term promissory note	2,550
$ 17,271

The Company is commencing discussions with its trade creditors and parties to the Company’s mineral property purchase obligations to ascertain their willingness to work with the Company to restructure its obligations.  As well, the Company is terminating all but essential personnel in both its Toronto and Medellin offices in order to further reduce the Company’s monthly operating cash requirements.  While the Company’s President and CEO are supportive of the Company’s efforts to restructure its operations, their ability to provide significant additional working capital advances, given the current gold prices, has become increasingly difficult.  While they have not requested repayment of their related party advances there can be no assurance that additional funding from these individuals will be available on acceptable terms to the Company or at all.

COLOMBIA GOLDFIELDS LTD. (An Exploration Stage Company) NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Amounts in US Dollars, In Thousands, Except Share and Per Share Amounts)

NOTE 1 – GOING CONCERN AND NATURE OF OPERATIONS (Continued)

The most significant of the Company’s short-term obligations is its short-term promissory note with Global Resource Fund.  The note is collateralized by the Company’s investment in RNC (Colombia) Ltd. and collateralized by a pledge of the Company’s investments in Compania Minera de Caldas (“Caldas”) and Gavilan Minerales S.A. (“Gavilan”).  Caldas is the Company’s principal operating subsidiary and the titleholder of the Company’s mineral rights and legal mine titles.  The loan is due December 29, 2008 and there exists the risk that pursuant to its contractual terms the loan may be called earlier.  In connection with the Company’s attempts to advance other strategic and/or financing alternatives, the Company has commenced discussions with the note holder and has advised the holder of the Company’s plans.  There can be no assurance that under these circumstances the Company’s short-term promissory note will be repaid on or before December 29, 2008 or that the holder will not ultimately request acceleration of the loan or exercise its rights to the loan’s underlying collateral interests.

These consolidated financial statements have been prepared using U.S generally accepted accounting principles applicable to a going concern which contemplates the realization of assets and settlement of liabilities in the normal course of business as they come due. In addition to addressing the Company’s working capital deficiency and accumulated deficit at September 30, 2008, the Company must also secure sufficient funding to meet its anticipated exploration expenses, and mineral properties and rights obligations.  These circumstances lend substantial doubt as to the ability of the Company to meet its obligations as they become due, and, accordingly, as to the appropriateness of the use of accounting principles applicable to a going concern.  The Company’s ability to meet its obligations and continue as a going concern is dependent on the ability to identify and complete future funding.  These consolidated financial statements do not reflect the adjustments to the carrying values of assets and liabilities and the reported expenses and balance sheet classifications that would be necessary if the going concern assumption were not appropriate, and these adjustments could be material.

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

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

These consolidated financial statements include the accounts of (i) Colombia Goldfields Ltd., a Delaware corporation (ii) the Company’s 100%  interest in RNC (Colombia) Limited (“RNC”), a Belize corporation  and its  95% owned subsidiary – Compania Minera De Caldas, S.A. (“Caldas”), a Colombia corporation, (iii) the Company’s 94% interest in Gavilan Minerales, S.A. (“Gavilan”) a Colombia corporation. Colombian law requires Colombian companies to have at least five shareholders and, as a result, the remaining 5% of Caldas and 6% of Gavilan is held by directors and senior management of the Company. All significant inter-company transactions and balances have been eliminated upon consolidation.

Since the non-controlling shareholders of RNC and Gavilan have no obligation to contribute any additional capital and the Company is the primary entity obligated to fund future exploratory work, no non-controlling interest related to RNC or Gavilan has been recognized in the consolidated statements of operations for the periods ended September 30, 2008 and 2007 and in the consolidated balance sheets at September 30, 2008 and December 31, 2007.  The directors and senior management of Caldas and Gavilan have executed voting and support agreements in favour of the Company.

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

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Asset Retirement Obligations

The Company applies SFAS No. 143, Accounting for Asset Retirement Obligations which requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred. SFAS No. 143 requires the Company to record a liability for the present value using a credit-adjusted risk free interest rate, of the estimated site restoration costs with a corresponding increase to the carrying amount of the related long-lived assets. The liability is accreted until it has been fully incurred and the asset is amortized over the life of the related assets. Adjustments are made for changes resulting from the passage of time and changes to either the timing or amount of the original present value estimate underlying the obligation. As at September 30, 2008 and December 31, 2007 the Company does not have any asset retirement obligations.

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

Comprehensive Income

In accordance with SFAS No. 130, Reporting Comprehensive Income (“SFAS 130”), comprehensive income consists of net income and other gains and losses affecting stockholders’ equity that are excluded from net income, such as unrealized gains and losses on investments available for sale and foreign currency translation gains and losses when a subsidiary has a functional currency other than US dollars. For all periods presented, the Company’s financial statements do not include any of the additional elements that affect comprehensive income. Accordingly, net loss and comprehensive loss are identical.

COLOMBIA GOLDFIELDS LTD. (An Exploration Stage Company) NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Amounts in US Dollars, In Thousands, Except Share and Per Share Amounts)

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

Foreign Currency Translation

The Company’s functional currency is the US dollar. Accordingly, foreign currency balances are translated into US dollars as follows i) Monetary assets and liabilities are translated at the period-end exchange rate ii) Non-monetary assets are translated at the rate of exchange in effect at their acquisition date; and iii) Revenue and expense items are translated at the average exchange rate for the respective period.  Foreign exchange gains and losses are recognized as period gains and losses.

Earnings (Loss) per Share

Basic earnings (loss) per share is computed by dividing net earnings (loss) available to common stockholders by the weighted average number of common shares outstanding during the period. Diluted net earnings (loss) per share on the potential exercise of equity-based financial instruments is not presented where anti-dilutive. For the periods ended September 30, 2008 and 2007, outstanding share purchase warrants and options to purchase common shares were excluded from the computation of diluted earnings per share as the impact of these instruments was anti-dilutive as a result of losses incurred in these periods.

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

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Financial Instruments

The Company’s financial instruments consist of cash and cash equivalents, restricted cash, bank indebtedness, accounts payable and accrued liabilities, related party advanced, short-term promissory notes, and mineral property purchase obligations.  The carrying value of these financial instruments approximates their fair value based on their liquidity or their short-term nature. The Company is not exposed to significant interest or credit risk arising from these financial instruments.

NOTE 3 – MINEROS ACQUISITION

On January 29, 2008 the Company entered into a Share Purchase and Sale Agreement (the “Agreement”) to purchase all of the issued and outstanding shares of Mineros Nacionales S.A., (“Mineros”) a corporation organized under the laws of the Republic of Colombia, for cash consideration of $35,000.  The Mineros Agreement provided that the transaction would be completed on April 29, 2008, unless such closing date is extended by mutual agreement.  The Company provided a guarantee in the amount of 4.9 billion pesos, which would be payable to the vendors if the transaction is not completed for any reason.  The guarantee was collateralized by a term deposit held by the Company in the amount of 4.9 billion pesos (U.S. $2,296).

The Company and Mineros subsequently agreed to modify the Agreement and extend the completion date of the Mineros transaction from April 29, 2008 to July 31, 2008.  In connection with this extension, on June 19, 2008 the Company advanced $7,000, representing 20% of the $35,000 purchase price with the balance due upon completion of the transaction.

On September 22, 2008 the Company and Mineros agreed to further extend the completion date to October 31, 2008.  Both the guarantee and deposit were non-refundable if the transaction was not completed for any reason.  On October 31, 2008 Mineros notified the Company it was unwilling to extend the closing of the transaction beyond October 31, 2008 and terminated the transaction.  Mineros has exercised its right to the non refundable advance of $7,000 and 4.9 billion pesos term deposit.  As a result, a write-down of $9,296 with respect to these items has been recognized in the Consolidated Statements of Operations for the three and nine months ended September 30, 2008.

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

COLOMBIA GOLDFIELDS LTD. (An Exploration Stage Company) NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Amounts in US Dollars, In Thousands, Except Share and Per Share Amounts)

NOTE 4 – MINERAL PROPERTIES AND EXPLORATION RIGHTS (Continued)

The following table summarizes the Company’s mineral concession acquisitions, mineral rights acquisitions, and mineral exploration expenses as recorded in the Company’s consolidated financial statements:

	Three Months Ended September 30, 2008	Three Months Ended September 30, 2007	Nine Months Ended September 30, 2008	Nine Months Ended September 30, 2007	Cumulative From Inception (March 25, 2003) Through September 30, 2008

I) Acquisition of mineral concessions	$-	$4,710	$-	$4,710	$26,911

II) Acquisition of mineral and exploration rights	110	1,670	630	6,862	26,088

Total acquired mineral and exploration properties and rights	110	6,380	630	11,572	52,999

III) Exploration of acquired mineral properties	8,058	2,241	14,902	4,814	26,369

IV) Stock based compensation	164	216	549	676	1,662

Total mineral property exploration expenses	8,222	2,457	15,451	5,490	28,031

Total mineral and exploration properties and rights acquisitions and exploration expenditures	$8,332	$8,837	$16,081	$17,062	$81,030

COLOMBIA GOLDFIELDS LTD. (An Exploration Stage Company) NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Amounts in US Dollars, In Thousands, Except Share and Per Share Amounts)

NOTE 4 – MINERAL PROPERTIES AND EXPLORATION RIGHTS (Continued)

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

	September 30, 2008	December 31, 2007
Purchase of mineral and exploration properties and rights	$52,999	$52,369
Recognition of deferred tax liability upon acquisition	$13,008	$13,008
Mineral and exploration properties and rights	$66,007	$65,377

Title to mineral properties and mining and exploration rights involves certain inherent risks due to the difficulties of determining the validity of certain claims as well as the potential for problems arising from the frequently ambiguous conveyance history characteristic of many mining properties when the Company acquires title to mineral properties either individually or through the acquisition of subsidiaries, the conveyance of such titles can be time consuming and subject to the interpretation of Colombian laws.  Furthermore, as disclosed in Note 7, certain mineral properties are subject to contractual obligations.  The Company cannot give any assurance that title to its properties will not be challenged or impugned and cannot be certain that the Company will have valid title to its mining properties.  The Company relies on title opinions by legal counsel who base such opinions on the laws of countries in which the Company operates.  As disclosed in Notes 1 and 14, the ability of the Company to continue as a going concern and realize the carrying value of the Company’s mineral and exploration properties and rights is dependent upon a number of external factors.  Should the Company be unable to continue as a going concern, or be able to successfully advance its strategic alternatives and negotiate with creditors to restructure its obligations, the carrying values of the rights could be impacted in future periods and adjustment may be significant.

NOTE 5 – PROPERTY AND EQUIPMENT

As at September 30, 2008	Cost	Accumulated Amortization	Net Book Value
Equipment and computers	$402	$(141)	$261
Building	92	(11)	81
Vehicles	300	(125)	175

Total	$794	$(277)	$517

As at December 31, 2007	Cost	Accumulated Amortization	Net Book Value
Equipment and computers	$998	$(84)	$914
Building	96	(6)	90
Vehicles	312	(59)	253

Total	$1,406	$(149)	$1,257

COLOMBIA GOLDFIELDS LTD. (An Exploration Stage Company) NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Amounts in US Dollars, In Thousands, Except Share and Per Share Amounts)

NOTE 6 – STOCKHOLDERS’ EQUITY

A) Common Stock and Special Warrants

	September 30, 2008	December 31, 2007

Authorized:
200,000,000 common shares,
$0.00001 par value
Issued and Outstanding:
104,224,486 common
shares (December 31, 2007: 86,590,075 common shares)	$ 1	$ 1

i)

During the nine months ended September 30, 2008 the Company completed the following transactions:

a)

On March 3, 2008 the Company issued 250,000 options to purchase the Company’s common stock to an employee.

b)

On March 19, 2008 the Company issued 50,000 options to purchase the Company’s common stock to a director.

c)

On March 31, 2008 the Company completed a private equity offering of 6,342,411 Units at $0.85 per Unit to a total of 7 investors.  Each Unit consists of one share of common stock and one warrant, for a total of 6,342,411 common shares and 6,342,411 warrants issued.  The total gross proceeds raised were $5,391.  Each warrant is exercisable for one common share at an exercise price of $1.10 and exercisable at any time up to two years from the issue date.

In connection with this private equity offering, the Company paid as a commission $158 and incurred issue costs of $50.

The Company has allocated the total net proceeds from the offering of $5,183 to the underlying equity instruments comprising the equity offering, based on the estimated relative fair value of each instrument at the offering date as follows:

Net Proceeds
Common shares and
Additional paid in capital – common shares	$ 3,931
Additional paid in capital – share purchase warrants	1,252
Total net proceeds from private equity offering	$ 5,183

COLOMBIA GOLDFIELDS LTD. (An Exploration Stage Company) NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Amounts in US Dollars, In Thousands, Except Share and Per Share Amounts)

NOTE 6 – STOCKHOLDERS’ EQUITY (Continued)

A) Common Stock and Special Warrants (Continued)

d)

On June 18, 2008 the Company completed a private equity offering of 11,167,000 special warrants (the “Special Warrants”) at a price of $0.85 per Special Warrant to a total of 16 investors.  Each Special Warrant was automatically exercisable for no additional consideration to acquire one Unit (the “Units”) upon the earlier of a) the issuance of a receipt for the prospectus of the Units and b) four months following the closing date of the offering.  Each Unit consisted of one common share of the Company (the “Common Shares”) and one Common Share Purchase Warrant (the “Warrant”).  Each Warrant entitles the holder to acquire one Common Share at a price of $1.50 up to June 18, 2013.

In connection with the offering, the Company paid as a commission $664 and incurred issue costs of $270.  The Company issued 781,690 Special Broker Warrants (the “Special Broker Warrants”) to the agents retained for the offering, each Special Broker Warrant exercisable for no additional consideration into one broker warrant of the Company (“Broker Warrants”), and each Broker Warrant entitling the holder, to purchase one Common Share at an exercise price of $0.85 per Common Share up to June 28, 2010.

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

In the event the registration statement registering the resale of the Common Shares issued in connection with the Offering i) did not become effective on or before October 18, 2008 and, subject to certain exceptions; ii) ceases to be effective and available for use any time it is required to be effective and available for use or, if, at a time the registration statement is not available for use, Rule 144 is not available for use for a period of five consecutive business days by holders of such securities because of certain breaches by the Company, the Company was obligated i) to issue to each purchaser of Special Warrants that hold Common Shares or Warrants issued pursuant to the Special Warrants or Common Shares issued pursuant to the Warrants a number of Common Shares and Warrants (together referred to as “Additional Units”), equal to 10% of the number of Special Warrants purchased by purchasers in the Offering and issue to the agents a number of Broker Warrants equal to 10% of the Broker Warrants initially issued to the agents; and is obligated ii) to issue to each such purchaser 279,175 Additional Units (subject to an aggregate maximum of 558,350 Additional Units) for each 30 days after the four month anniversary of the closing date of the Offering (whether or not continuous) when neither the registration statement nor Rule 144 is available for resale of securities of the Company.  In lieu of issuing such Additional Units, the Company had the option, or if shareholder approval was not obtained, to pay the cash equivalent of such Additional Units, deemed to be $0.85 per Additional Unit.

On September 17, 2008 the SEC declared the Company’s registration statement effective once on September 30, 2008 the Company received shareholder approval for items i) and ii) above.

e)

On August 6, 2008 the Company issued 100,000 options to purchase the Company’s common stock to an employee.

COLOMBIA GOLDFIELDS LTD. (An Exploration Stage Company) NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Amounts in US Dollars, In Thousands, Except Share and Per Share Amounts)

NOTE 6 – STOCKHOLDERS’ EQUITY (Continued)

A) Common Stock and Special Warrants (Continued)

f)

On August 8, 2008 the Company issued 125,000 common shares in connection with the extension of the Company’s bridge loan with Global Resource Fund.

g)

On August 13, 2008 the Company issued 100,000 options to purchase the Company’s common stock to an employee.

h)

On August 14, 2008 4,241,500 Stock Purchase Warrants expired unexercised.

i)

On September 30, 3008 the Company converted 11,167,000 Special Warrants issued in connection with the Company’s June 18, 2008 private placement into 11,167,000 common shares and 11,167,000 Common Share Purchase Warrants exercisable at a price of $1.50 per common share up to June 18, 2013.  The Company also converted 781,690 Special Broker Warrants into 781,690 Broker Warrants exercisable at a price of $0.85 per common share up to June 18, 2010.

The Company has allocated the total net proceeds from the June 18, 2008 offering of $8,558 to the underlying equity instruments comprising the offering, based on the estimated relative fair value of each instrument at the offering date as follows:

Net Proceeds
Common shares and Additional paid in capital – common shares	$ 6,121
Additional paid in capital – share purchase warrants	2,437
$ 8,558

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

b)

On March 22, 2007, the Company issued 650,000 common shares to certain consultants to the Company as described under “Stock Options and Other Stock-   Based Compensation”.

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

NOTE 6 – STOCKHOLDERS’ EQUITY (Continued)

A) Common Stock and Special Warrants (Continued)

e)

On August 7, 2007 the Company issued 150,000 options to purchase the Company’s common stock to certain consultants.

f)

On August 14, 2007, the Company completed a private equity offering of 8,483,000 Units at $1.40 CDN per Unit to a total of 24 investors. Each Unit consists of one share of common stock and one-half warrant, for a total of 8,483,000 common shares and 4,241,500 warrants issued. The total gross proceeds raised were $11,164 ($11,876 CDN). Each warrant was exercisable for one common share at an exercise price of $1.85 CDN and exercisable at any time up to August 14, 2008. The warrants also required the holder, upon notice from the Company, to exercise in the event that during any fifteen consecutive trading days, the common stock of the Company closed at or above $2.25 CDN on a recognized North American stock exchange.  On August 14, 2008 the Warrants expired unexercised.

In connection with this private equity offering, the Company paid as a commission $713 and issued additional warrants (“Agents’ Warrants”) to purchase 508,980 shares of the Company’s common stock with each Agents’ Warrant exercisable for a price of $1.40 CDN per share. The Agents’ Warrants are exercisable at any time up to August 14, 2010.

The Company has allocated the net proceeds of $10,494 from the offering to the underlying equity instruments comprising the offering, based on the estimated relative fair value of each instrument at the closing date, as follows:

Net Proceeds
Common shares and additional paid in capital-common shares	9,568
Additional paid in capital-share purchase and agents’ warrants	926
$ 10,494

g)

On September 14, 2007 in connection with the acquisition of the final 10% of RNC, the Company issued 3,000,000 common shares at $1.47 per share to Investcol.

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

COLOMBIA GOLDFIELDS LTD. (An Exploration Stage Company) NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Amounts in US Dollars, In Thousands, Except Share and Per Share Amounts)

NOTE 6 – STOCKHOLDERS’ EQUITY (Continued)

A) Common Stock and Special Warrants (Continued)

In connection with this private equity offering, the Company paid as a commission $668 ($665 CDN), incurred issue costs of $120, and issued additional warrants (“Agents’ Warrants”) to purchase 595,739 shares of the Company’s common stock with each Agents’ Warrant exercisable for one common share at an exercise price of $1.20 CDN.  The Agents’ Warrants are exercisable at any time up to December 28, 2009.

The Company has allocated the net proceeds from the offering of $9,495 to the various underlying equity instruments comprising the equity offering, based on the estimated relative fair value of each instrument at the offering date, as follows:

Net Proceeds
Common shares and
Additional paid in capital – common shares	$ 7,581
Additional paid in capital – share purchase and agents’ warrants	1,914
Total net proceeds from private equity offering	$ 9,495

B) Fair Value Disclosures

The 4,241,500 warrants and 508,980 Agents’ Warrants issued in connection with the Company’s August 14, 2007 private placement, the 4,582,613 warrants and 595,739 Agents’ Warrants issued in connection with the Company’s December 28, 2007 private placement and the 350,000 Warrants issued in connection with the Company’s February 8, 2008 short-term promissory note issuance are denominated in Canadian dollars while the Company’s functional and reporting currency is the U.S. Dollar.  As a result, the fair value of the warrants and Agents’ Warrants fluctuates based on their time and expiry and changes in the exchange rate between the U.S. and Canadian dollar.

EITF 07-5 indicates warrants with exercise prices denominated in a different currency than an entity’s functional currency should not be classified as equity for years beginning on or after December 15, 2008.  As a result, these instruments would be treated as derivatives and recorded as liabilities carried at their fair value, with period to period changes in the fair value recorded as a gain or loss in the statement of operations and comprehensive loss.  The Company expects to adopt the recommendations of EITF 07-05 on January 1, 2009 and adjust the warrants to liabilities when required.

If the Company had recorded such instruments as liabilities at fair value at September 30, 2008, it would have reported the following unrealized cumulative gain:

Total
Fair value – At Inception of instruments	$ 3,865
Decrease in fair value of instruments	(3,727)
Fair value – September 30, 2008	$ 138

COLOMBIA GOLDFIELDS LTD. (An Exploration Stage Company) NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Amounts in US Dollars, In Thousands, Except Share and Per Share Amounts)

NOTE 6 – STOCKHOLDERS’ EQUITY (Continued)

B) Fair Value Disclosures (Continued)

In connection with certain of the Company’s historical private placements totalling $51,586, the Company historically committed to penalties ranging between 1.5% and 15% of the gross proceeds received in the event the subsequent registration statements are not declared effective by the SEC and/or remain effective within specified periods following the closing of the offerings.  Pursuant to EITF 00-19-2 Accounting for Registration Payment Arrangements, the Company concluded that at inception and subsequently, payments under these commitments are not probable.  As a result, no liabilities for registration payment obligations are required to be recognized in the consolidated balance sheets at September 30, 2008 and December 31, 2007.

C) Warrants

 As at September 30, 2008, the following warrants were issued and outstanding:

Number of Warrants	Exercise Price	Expiry Date
390,040	$ 2.00 USD per share	April 25, 2009
541,200	1.00 USD per share	March 22, 2010
508,980	1.40 CDN per share	August 14, 2010
4,582,613	2.00 CDN per share	December 28, 2012
595,739	1.20 CDN per share	December 28, 2009
350,000	1.10 CDN per share	February 8, 2010
5,992,411	1.10 USD per share	March 28, 2010
350,000	1.10 USD per share	March 31, 2010
11,167,000	1.50 USD per share	June 18, 2013
781,690	0.85 USD per share	June 18, 2010
25,259,673	$ 1.45 USD per share

D) Stock Options and Other Stock-Based Compensation

Stock Options

The Company maintains two Stock Incentive Plans, a 2006 Stock Incentive Plan and a 2008 Stock Incentive Plan, (collectively, the “Plans”) which provides for the grant of incentive stock options, non-qualified stock options, stock appreciation rights, restricted stock, performance shares and performance units, and stock awards to officers, directors, or employees of, as well as advisors and consultants to, the Company.

All stock options and rights vest over a period determined by the Board of Directors and expire not more than ten years from the date granted.  All outstanding stock options currently vest at a rate of 25% every six months over a period of two years, and have a life of 10 years, unless certain change in control provisions are triggered, in which cases the Plans provide for accelerated vesting.

The following is a summary of the Plans at September 30, 2008:

	Options Available for Issue	Shares Reserved for Issuance
2006 Plan	85,000	6,325,000
2008 Plan	3,922,449	3,922,449
	4,007,449	10,247,449

COLOMBIA GOLDFIELDS LTD. (An Exploration Stage Company) NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Amounts in US Dollars, In Thousands, Except Share and Per Share Amounts)

NOTE 6 – STOCKHOLDERS’ EQUITY (Continued)

D) Stock Options and Other Stock-Based Compensation (Continued)

A summary of stock options granted, and exercised and outstanding, under the Plans are as follows:

	Shares	Weighted Average Exercise Price

Options outstanding at December 31, 2007	5,890,000	$ 1.30
Granted in fiscal 2008	500,000	0.74
Exercised in fiscal 2008	-	-
Forfeited and expired in fiscal 2008	(150,000)	0.97
Options outstanding at September 30, 2008	6,240,000	$ 1.26

Range of Exercise Prices	Number Outstanding	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (yrs)	Number Exercisable	Weighted Average Exercise Price
$0.42 - $1.00	750,000	$ 0.74	8.82	325,000	$ 0.79
$1.01 - $1.90	5,490,000	1.33	8.48	3,430,000	1.33
$0.75 - $1.90	6,240,000	$ 1.26	8.52	3,755,000	$ 1.28

	Fiscal 2008	Fiscal 2007
Weighted average fair value of options granted during the period	$ 0.57	$ 1.06
Weighted average fair value of options vested during the period	$ 1.08	$ 1.12

The fair value of options granted in 2008 has been estimated as of the date of the grant using the Black-Scholes option pricing model with the following assumptions: risk-free interest rate of 4.45%, dividend yield 0%, an estimated average volatility of 67%, and expected term of 10 years, equal to the full life of the options as the Company does not expect any material option awards to be forfeited or exercised early.

The fair value of options granted in 2007 has been estimated as of the date of the grant using the Black-Scholes option pricing model with the following assumptions: risk-free interest rate of 4.45%, dividend yield 0%, an estimated average volatility of 74%, and expected term of 10 years, equal to the full life of the options as the Company does not expect any material option awards to be forfeited or exercised early.

COLOMBIA GOLDFIELDS LTD. (An Exploration Stage Company) NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Amounts in US Dollars, In Thousands, Except Share and Per Share Amounts)

NOTE 6 – STOCKHOLDERS’ EQUITY (Continued)

D) Stock Options and Other Stock-Based Compensation (Continued)

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

On May 6, 2007, the Company granted 60,000 common shares to non-management directors. The fair value of the common stock awards, based on the market price of the Company’s common shares at the grant date, was $73. The Company accounted for this award by recognizing compensation expense ratably over twelve months, commencing on the grant date.

On August 11, 2008 the Company issued 125,000 common shares to Global Resource Fund (“Global”) as consideration for extending the Company’s bridge loan from July 31, 2008 to September 30, 2008.  The fair value of this common stock award was $50, based on the market price of the Company’s common shares at the issue date.  The Company accounted for this award by recognizing an expense ratably over the extension period, commencing on the grant date.

Summary of Stock-Based Compensation Expenses

The following table summarizes stock-based compensation recorded in the consolidated statements of operations:

	Three Months Ended September 30, 2008	Three Months Ended September 30, 2007	Nine Months Ended September 30, 2008	Nine Months Ended September 30, 2007	Cumulative From Inception (March 25, 2003) through September 30, 2008
Mineral property exploration expenses	$ 164	$ 216	$ 549	$ 676	$ 1,662
General and administrative	505	533	1,928	1,499	5,883
Total stock-based compensation	$ 669	$ 749	$ 2,477	$ 2,175	$ 7,545

As at September 30, 2008, there was $850 of unrecognized compensation cost related to unamortized stock options.  (September 30, 2007: $1,195)

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

NOTE 8 – SHORT TERM PROMISSORY NOTE AND RELATED PARTY ADVANCES

On February 8, 2008 the Company entered into a $2,500 short-term promissory note with Global.  One of the Company’s directors serves as Chief Executive Officer of a company that is a $750 participant in the note.  The loan, collateralized by the Company’s investment in RNC and collateralized by a pledge of the Company’s shares of Caldas, was due and payable on or before July 31, 2008.  Upon signing, a $75 fee was paid to the note holder.  The note bears interest at 12.5% per annum, with monthly interest payments commencing February 29, 2008.

In connection with this promissory note, the Company issued warrants to purchase 350,000 shares of the Company’s common stock with each warrant exercisable at any time up to February 8, 2010 at an exercise price of CDN $1.10 per share.  If the warrants are not exercised by the expiration date, the lender may require the Company to repurchase the warrants for $50.

The Company has allocated the total net proceeds received of $2,500 to the underlying instruments, based on the estimated relative fair value of each instrument as follows:

Net Proceeds
Short-term promissory note	$ 2,400
Additional paid in capital – share purchase warrants	100
$ 2,500

On August 11, 2008 Global agreed to extend repayment of the loan until September 30, 2008.  In return for this extension, the Company agreed to pay Global $50 and issued 125,000 shares of the Company’s common stock.  As disclosed in note 14, repayment of the note was further extended by the lender to December 29, 2008.

Certain of the Company’s officers have provided working capital advances totalling $2,207 at September 30, 2008 (December 31, 2007 - $ NIL).  These advances, which are unsecured, are non-interest bearing, and have no specified repayment terms, have been classified as current liabilities in the consolidated balance sheet.

NOTE 9 – INCOME TAXES

The full potential benefit of net operating loss carry forwards has not been recognized in the financial statements, since it is not more likely than not that such benefit will be realized in future years. The components of the net deferred tax asset, net deferred tax liability, differences between the statutory rate and the effective rate, and the valuation allowance are as follows:

COLOMBIA GOLDFIELDS LTD. (An Exploration Stage Company) NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Amounts in US Dollars, In Thousands, Except Share and Per Share Amounts)

NOTE 9 – INCOME TAXES (Continued)

a)

Components of income tax provision:

The components of the Company’s provision for (recovery of) income taxes are as follows:

	Three Months Ended	Three Months Ended	Nine Months Ended	Nine Months Ended
	September 30, 2008	September 30, 2007	September 30, 2008	September 30, 2007
Current: Domestic	-	-	-	-
Foreign	-	-	-	-
	$ -	$ -	$ -	$ -

	Three Months Ended	Three Months Ended	Nine Months Ended	Nine Months Ended
	September 30, 2008	September 30, 2007	September 30, 2008	September 30, 2007
Deferred: Domestic	-	-	-	-
Foreign	(2,257)	(540)	(4,329)	(1,502)
	$ (2,257)	$ (540)	$ (4,329)	$ (1,502)

b)

Income tax rate reconciliation:

i)

The Company’s loss before deferred income tax recoveries is as follows:

	Three Months Ended	Three Months Ended	Nine Months Ended	Nine Months Ended
	September 30, 2008	September 30, 2007	September 30, 2008	September 30, 2007
Domestic	$ (1,903)	$ (1,701)	$ (6,261)	$ (4,997)
Foreign	(14,960)	(2,769)	(22,658)	(6,158)
	$ (16,863)	$ (4,470)	$ (28,919)	$ (11,155)

COLOMBIA GOLDFIELDS LTD. (An Exploration Stage Company) NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Amounts in US Dollars, In Thousands, Except Share and Per Share Amounts)

NOTE 9 – INCOME TAXES (Continued)

ii)

The effective income tax rate differs from the statutory rate that would be obtained by applying the U.S. Federal income tax rate to net income (loss) before income taxes. These differences result from the following items:

	Three Months Ended	Three Months Ended	Nine Months Ended	Nine Months Ended
	September 30, 2008	September 30, 2007	September 30, 2008	September 30 2007

US federal income tax rate	34.0%	34.0%	34.0%	34.0%

Decrease in
Income tax rate resulting
From:
Losses not recognized for tax purposes	(23.7)	(8.6)	(17.8)	(10.5)
Tax rate differences in foreign subsidiaries	(2.4)	(3.4)	(2.2)	(3.1)
Other permanent differences	5.5	(9.9)	1.0	(6.9)
Effective income tax rate	13.4%	12.1%	15.0%	13.5%

c)

Components of deferred income tax provision:

The components of the temporary differences, which resulted in the deferred income tax recovery, are as follows:

	Three Months Ended	Three Months Ended	Nine Months Ended	Nine Months Ended
	September 30, 2008	September 30, 2007	September 30, 2008	September 30, 2007
Losses carried forward	$ (490)	$ (825)	$ (1,338)	$ (1,698)
Tax depreciation less than accounting depreciation	11	11	32	66
Mineral concessions	(1,802)	-	(820)	-
Foreign exchange on mineral concessions and foreign exploration costs	1,204	-	595	-
Foreign exploration costs	(1,660)	(539)	(4,105)	(1,502)
Change in valuation allowance	(2,737)	(1,353)	(5,636)	(3,134)
Deferred income tax recovery	480	813	1,307	1,632
	$ (2,257)	$ (540)	$ (4,329)	$ (1,502)

COLOMBIA GOLDFIELDS LTD. (An Exploration Stage Company) NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Amounts in US Dollars, In Thousands, Except Share and Per Share Amounts)

NOTE 9 – INCOME TAXES (Continued)

d)

Components of deferred tax asset and liability:

The components of the temporary differences, which resulted in deferred tax assets, are:

	September 30, 2008	December 31, 2007
Tax depreciation less than depreciation	$292	$324
Losses carried forward	4,019	2,680
	4,311	3,004
Valuation allowance	(4,311)	(3,004)
Deferred tax asset	$-	$-

e)

The components of the temporary differences, which have resulted in the deferred tax liability, are:

	September 30, 2008	December 31, 2007
Tax depreciation less than Accounting depreciation	$-	$-
Tax basis less than accounting basis for mineral concessions	(13,752)	(14,572)
Foreign exploration costs	6,809	2,704
Deferred tax liability	$(6,943)	$(11,868)

f)

The Company has income tax losses available for carry forward of which expire as follows:

Expiry Year	Domestic	Foreign	Total

2023	$37	$-	$37
2024	23	-	23
2025	310	-	310
2026	1,535	-	1,535
2027	5,550	-	5,550
2028	4,360	-	4,360
	$11,815	$-	$11,815

g)

FIN 48 – Accounting for Uncertainty in Income Taxes requires all material tax positions to undergo a new two-step recognition and measurement process. All material tax positions in all jurisdictions in all tax years in which the statute of limitations remains open upon the initial date of adoption are required to be assessed. For a tax benefit to be recognized it must be more likely than not that a tax position will be sustained upon examination based solely on its technical merits. If the recognition standard is not satisfied, then no tax benefit otherwise arising from the tax position can be recorded for financial statement purposes. If the recognition standard is satisfied, the amount of tax benefit recorded for financial statement purposes will be the largest amount of tax benefit with a greater than 50% likelihood of being realized upon ultimate settlement with a taxing authority. The adoption of FIN 48 on January 1, 2007 did not have a material impact on the Company’s financial position, results of operations, or cash flows for the three or nine months ended September 30, 2008.  The Company files tax returns in the United States and Colombia.  For all jurisdictions, all years remain subject to tax authority examination.

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

Related party transactions reflected within the Company’s consolidated financial statements include:

a)

Management and consulting fees paid to certain directors, senior officers, and shareholders of the Company in fiscal 2008 and 2007.

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

f)

Unsecured working capital advances totalling $2,207 at September 30, 2008 provided by a Company controlled by the Company’s Vice Chairman, CEO and President in fiscal 2008, as disclosed in Note 8.

COLOMBIA GOLDFIELDS LTD. (An Exploration Stage Company) NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Amounts in US Dollars, In Thousands, Except Share and Per Share Amounts)

NOTE 10 – RELATED PARTY TRANSACTIONS (Continued)

During the three months ended September 30, 2008 the Company:

a)

Paid $35 for board and committee meeting fees to non-management directors of the Company (nine months ended September 30, 2008: $94).

b)

Paid $56 in management, salary, and consulting fees to directors of the Company (nine months ended September 30, 2008: $156).

c)

Paid $51 in management, salary, and consulting fees to shareholders of the Company (nine months ended September 30, 2008: $153).

d)

Paid $129 for interest and administration fees on short-term bridge loans (nine months ended September 30, 2008: $441).

Included in accounts payable and accrued liabilities at September 30, 2008 is $213 owing to directors and officers of the Company.  Related party advances at September 30, 2008 total $2,207.

During the three months ended September 30, 2007 the Company:

a)

Paid $117 for management and consulting fees to senior officers of the Company (nine months ended September 30, 2007: $329).

b)

Paid $88 for management and consulting fees to shareholders of the Company (nine months ended September 30, 2007: $300).

c)

 Paid $43 for interest and administration fees on short-term bridge loans (nine months ended September 30, 2007: $365).

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

COLOMBIA GOLDFIELDS LTD. (An Exploration Stage Company) NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Amounts in US Dollars, In Thousands, Except Share and Per Share Amounts)

NOTE 12 – ACCOUNTING DEVELOPMENTS (Continued)

c)

In December 2007, the FASB issued FAS 141(R), Business Combinations, which will replace FAS 141 prospectively effective for business combinations in the first annual reporting period after December 15, 2008.  Early adoption is not permitted.  Under FAS 141(R), business acquisitions will be accounted for under the “acquisition method”, compared to the “purchase method” mandated by FAS 141.

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

NOTE 13 – COMMITMENTS AND CONTINGENCIES

i)

Caramanta Properties

a)

On August 27, 2007 the Company entered into an agreement with an unrelated party that provides the Company with an option to acquire 100% of concession No. 669-17 in the Caramanta region.  Over a twenty-four month period the Company has the option to pay a total of 2.4 billion Colombian pesos ($1,103) to acquire a 100% interest in the property.  At September 30, 2008 the Company has expended an initial 480 million pesos ($221) for a 20% interest.  The Company plans to continue to explore the region to determine if it is desirable to continue to acquire the remaining 80% interest.  Should the Company decide not to continue with the project, the Company is not obligated to make any further payments and title to the project remains with the original owner.

COLOMBIA GOLDFIELDS LTD. (An Exploration Stage Company) NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Amounts in US Dollars, In Thousands, Except Share and Per Share Amounts)

NOTE 13 – COMMITMENTS AND CONTINGENCIES (Continued)

b)

On March 17, 2008 the Company entered into an agreement with an unrelated party that provides the Company with an option to acquire Concession No. 653-17 in the Caramanta region.  Over a twenty-four month period the Company has the option to pay a total of 1.0 billion Colombian pesos ($460) to acquire a 100% interest in the property.  A September 30, 2008 the Company has expended an initial 300 million ($138) for a 30% interest.  The Company plans to continue to explore the region to determine if it is desirable to continue to acquire the remaining 70% interest.  Should the Company decide not to continue with the project, the Company is not obligated to make any further payments and title to the project remains with the original owners.

c)

The Company has other options with various unrelated parties totalling $930 million Colombian pesos ($428) to acquire 100% interests in the properties, subject to the concessions being granted to the underlying applicants and subsequently being transferred to and registered in the name of the Company.

NOTE 14 – SUBSEQUENT EVENTS

i)

Short-term promissory note extension

On October 7, 2008 Global agreed to extend repayment of the short-term promissory note until December 29, 2008.  In return for this extension, the Company agreed to pay Global a further $50 and issue to Global 300,000 shares of the Company’s common stock.  In connection with this extension, the interest rate payable on the loan from the date of extension was increased to 15% per annum, and the Company’s commitment to repurchase the lender’s 350,000 warrants was increased from $50 to $100 in the event the warrants expire unexercised.

ii)

Mineros Extension

On October 31, 2008 Mineros S.A. notified the Company that it was unwilling to extend the closing of the Mineros transaction beyond October 31, 2008 and terminated the transaction.  In connection with the termination, Mineros exercised its right to the non refundable advance and deposit guarantee previously provided by the Company in connection with the transaction.

NOTE 15 – RECLASSIFICATIONS

Certain prior period amounts have been reclassified to conform to the current period presentation.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Introduction

This Management’s Discussion and Analysis ("MD&A"), prepared as of November 7, 2008, is intended to supplement and complement our unaudited interim consolidated financial statements and notes thereto (our "Financial Statements") for the three and nine months ended September 30, 2008 prepared in accordance with accounting principles generally accepted in the United States of America ("U.S. GAAP"). You are encouraged to review our Financial Statements in conjunction with your review of this MD&A. Additional information relating to our Company is available at www.sec.gov and www.sedar.com. All dollar amounts in our MD&A are expressed in U.S. dollars, unless otherwise specified.

Forward-Looking Statements

This MD&A contains forward-looking statements that are based on the beliefs of our management and reflect our current expectations as contemplated under section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. When used in this MD&A, the words "estimate," "project," "believe," "anticipate," "intend," "expect," "plan," "predict," "may," "should," "will," "can," the negative of these words, or such other variations thereon, or comparable terminology, are all intended to identify forward-looking statements. Such statements reflect the current views of Colombia Goldfields Ltd. with respect to future events based on currently available information and are subject to numerous assumptions, risks and uncertainties, including but not limited to, risks and uncertainties pertaining to development of mining properties, changes in economic conditions and other risks, uncertainties and factors, which may cause the actual results, performance, or achievement expressed or implied by such forward-looking statements to differ materially from the forward looking statements.

See "Risks and Uncertainties" elsewhere in this MD&A. These risks and uncertainties should be considered in evaluating forward-looking statements and undue reliance should not be placed on such statements.

Our Business

We were incorporated under the laws of the State of Nevada, U.S.A., on March 25, 2003 and changed our name from Secure Automated Enterprises, Inc. to Colombia Goldfields Ltd. ("CGL" or the "Company") on May 13, 2005. On July 31, 2006, our jurisdiction of incorporation was changed to the state of Delaware.

We are an exploration stage company engaged in the acquisition and exploration of mineral resource properties. The Company’s head office is located in Toronto, Canada and its exploration and administrative office is located in the city of Medellin, Colombia. Our main activity is the exploration and development of the Marmato Mountain Gold District in Western Colombia. The Marmato Mountain Gold District is located 80 km south of Medellin. We are focused on two areas within the Marmato Mountain Gold District. These are Zona Alta (Upper Zone) of Marmato Mountain and the Caramanta Exploration Properties. The Caramanta Exploration Properties surround the Marmato Mountain.

Third Quarter Fiscal 2008 Overview

In light of recent economic instability, created primarily by the banking and credit crisis in the U.S., at the end of the third quarter of fiscal 2008 the Company determined it necessary to revisit its short-term operating plan. In connection with this review, we have suspended additional drilling beyond the already completed 46,000 meters on Zona Alta to reduce our ongoing operating expenses. In light of current market conditions, we commenced evaluating strategic options to address our short-term and long-term project development goals. During the third quarter of fiscal 2008, the Company’s ongoing operations were financed primarily by unsecured working capital advances from a company controlled by the Company’s President and Chief Executive Officer.

Results from the 46,000 meters of Zona Alta drilling are currently being reviewed to update our resource estimate for the mountain.

Despite the challenges, posed by the capital markets in the third quarter of fiscal 2008 we achieved the following objectives:

  Increased our property title ownership to 89 of 119 legally registered mineral titles by continuing to negotiate property purchases from existing Colombian titleholders; and
  Completing additional underground samples and drilling for a total of 46,000 meters drilled.

Events Subsequent to Quarter-End and Impact on Corporate Liquidity

As a result of the recent turmoil in worldwide financial markets, the collapse in market valuations of comparable gold exploration and development companies and the reluctance of investors to participate in the exploration sector, the Company has been unable to raise the required capital necessary to complete the Zona Baja (Mineros) transaction and address the Company’s current working capital deficiency. On October 31, 2008 Mineros S.A. notified the Company that it was unwilling to extend the closing of the Mineros transaction beyond October 31, 2008 and terminated the transaction. Mineros has exercised its right to the nonrefundable advance deposit previously provided by the Company in connection with the transaction.

The Company is therefore at this time unable to advance its ultimate goal of combining Zona Alta and Zona Baja and is reviewing all strategic alternatives, including a potential sale of all or some of the Company’s assets. The Company has canvassed a number of qualified parties with respect to a possible strategic transaction with the Company and several interested parties are reviewing information regarding the Company pursuant to confidentiality agreements. In addition, the Company continues to explore potential financing opportunities. At the present time there is no certainty that these initiatives or any financing or strategic transaction will be completed.

At September 30, 2008 the Company has a significant working capital deficiency including $17,271 in current liabilities as follows:

Bank indebtedness	$53
Accounts payable and accrued liabilities	7,318
Mineral property purchase obligations	5,143
Related party advances	2,207
Short-term promissory note	2,550
$17,271

The Company is commencing discussions with its trade creditors and parties to the Company’s mineral property purchase obligations to ascertain their willingness to work with the Company to restructure its obligations. As well, the Company has commenced terminating all but essential personnel in both its Toronto and Medellin offices in order to further reduce the Company’s monthly operating cash requirements. There can be no assurance that impacted parties will cooperate with the Company in respect to these initiatives. The Company’s President and CEO are supportive of the Company’s efforts to restructure its operations, however their ability to provide significant additional working capital advances, given the current gold prices, has become increasingly difficult. There can be no assurance that additional funding from these individuals will be available on acceptable terms to the Company or at all.

The Company has issued a short-term promissory note to Global Resource Fund ("Global"). The note is collateralized by the Company’s investment in RNC (Colombia) Ltd. and collateralized by a pledge of the Company’s investments in Caldas and Gavilan. Caldas is the Company’s principal operating subsidiary and the titleholder of the Company’s mineral rights and legal mine titles. The loan is due December 29, 2008 and by its terms potentially could be called earlier upon the occurrence of certain events. In connection with the Company’s attempts to advance other strategic and/or financing alternatives, the Company has commenced discussions with the note holder and has advised the holder of the Company’s plans. There can be no assurance that under these circumstances the Company’s short-term promissory note will be repaid on or before December 29, 2008 or that the holder will not request acceleration of the loan or exercise its rights to the loan’s underlying collateral.

The ability of the Company to continue as a going concern is dependent on the ongoing discussions and/or forbearance with its lenders, trade creditors, and mineral property obligation holders, as well as obtaining additional financing. There is no assurance that our lenders will cooperate with the Company, that trade creditors will provide accommodations, or that a financing or other transaction can be completed on terms acceptable to the Company, or at all.

Marmato Mountain – Zona Alta

As at September 30, 2008, the Zona Alta of Marmato Mountain in Colombia hosts approximately 275 small mines, and Compañia Minera de Caldas, S.A. ("Caldas"), our Colombian subsidiary, is seeking to purchase each of these. We own 95% of Caldas, with the remaining 5% held directly or indirectly by directors, officers, and senior management of the Company, as Colombian law requires a minimum of five shareholders. Of these mines, 83 have registered titles in the Ministry of Mines in the province of Caldas. We refer to these mines as Category 1. Another 36 mines, referred to as Category 2, are located in an area called CHG-081, in which there is one mining contract, and we refer to these mines as Category 2. Once the Category 2 mines have been purchased, Caldas will own the entire CHG-081 contract. Our objective is to secure ownership of these 119 properties. Approximately 90 of the remaining mines have made applications for legalization. We refer to these mines as Category 3. Of the applications made, management believes that less than 20 will be approved. Approximately 66 are illegal mines.

Certain mining properties have been purchased or optioned and are awaiting final payment once the documentation and registration is complete. The total number of legally registered mineral titles acquired by Caldas at September 30, 2008 is 107, compared to 107 at June 30, 2008. Of these mines, 89 are currently registered in the name of Caldas and are no longer operating.

Marmato Mountain – Zona Baja

On January 29, 2008 we entered into a Share Purchase and Sale Agreement with Mineros. Under the terms of the agreement, we agreed to purchase all the issued and outstanding shares of Mineros, for cash consideration of $35,000,000. The agreement provided that the transaction would be completed on April 29, 2008, unless extended by mutual agreement. We held a deposit guarantee in the amount of 4.9 billion pesos (approximately $2,296,000) in respect to this transaction. On April 29, 2008 the Company and Mineros agreed to extend the completion date to June 30, 2008, unless further extended by mutual agreement. In connection with this extension, we advanced a further $7,000,000 towards the purchase price on June 19, 2008 with the balance due upon closing.

On June 27, 2008 the Company and Mineros entered into an agreement to extend the closing date until the third business day after the transaction is approved by Colombian regulators without going beyond July 30, 2008. In June, 2008 we filed a request for review of the transaction with the Colombian Government in an effort to accelerate closing of the transaction. In July, 2008 the Colombian officials requested additional information from both parties and regulatory approval was ultimately granted in September, 2008. The closing date of the transaction was further extended by Mineros until October 31, 2008 and we endeavored to complete our previously announced debt offering to fund the balance of the purchase price. Both the deposit guarantee and the advance were non-refundable if the transaction was not completed for any reason. On October 31, 2008 Mineros notified the Company that it was unwilling to extend the closing of the transaction beyond October 31, 2008 and exercised its right to both the nonrefundable advance and deposit guarantee.

The Echandia Property

On November 20, 2007, we entered into a letter of intent with Colombia Gold, a corporation incorporated under the laws of England. Colombia Gold’s main assets are the mining rights to the Echandia Property, located adjacent to Marmato Mountain. We believe that the Echandia Property contains an extension of the mineralized zone from Marmato Mountain. Completion of the transaction is subject to negotiation and execution of a definitive agreement, satisfactory completion of technical, financial, legal, and other commercial due diligence and customary conditions, including all shareholder, court and regulatory approvals. The proposed transaction was a share exchange with the Company exchanging its shares for those of Colombia Gold. We have experienced difficulty in receiving certain information specified in our Letter of Intent with Colombia Gold that we require to complete our due diligence investigation. Given these ongoing delays and our short-term liquidity issues there is no assurance that we will be able to complete our due diligence investigation, that a definitive agreement will be executed, or that the acquisition will be completed. In addition, the Board of Directors of Colombia Gold have recently indicated that they now intend to terminate the Letter of Intent. We have informed Colombia Gold that it does not have the ability to terminate the Letter of Intent at this time. The Company intends to enforce its rights under the Letter of Intent.

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

(b)

The valuation of mineral properties, as exploration results provide further information relating to the underlying reserves of such properties; and

(c)

Prices for metals, particularly gold.

There is no assurance that commercially exploitable reserves of gold exist on any of our property interests. In the event that commercially exploitable reserves of gold exist on any of our property interests, there is no guarantee that we will make a profit. If we cannot acquire or locate gold deposits, or if it is not economic to recover the gold deposits, our business and operations will be materially adversely affected.

Revenues

We have not yet completed our economic feasibility studies to establish the existence of proven or probable reserves for our properties. To date, we have not produced any gold, and, as a result, we have not recognized any revenues from mining activities for the period since incorporation to September 30, 2008.

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

Going Concern

We incurred a net loss of $46,995,000 for the period from inception on March 23, 2003 to September 30, 2008, and we are not presently generating any revenue. Furthermore, we have used $60,846,000 during this period to fund our operations and mineral acquisitions program.

As at October 31, 2008 our cash resources are nominal and we will need to raise additional debt or equity financing during the remainder of fiscal 2008 to continue to execute our business plan. We currently do not have any arrangements for additional financing. There can be no assurance that additional financing will be available to us on acceptable terms, or at all. These factors, among others, raise substantial doubt about our ability to continue as a going concern. Our financial statements do not include any adjustment to reflect the possible future effect on the recoverability and classification of the assets or the amounts and classification of liabilities that may result should we cease to continue as a going concern. Readers of this MD&A should refer to the Company’s Interim Consolidated Financial Statements for the three and nine months ended September 30, 2008 and in particular Note 1 – "Going Concern and Nature of Operations" to these financial statements for further information.

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

Our consolidated financial statements include the accounts of (i) Colombia Goldfields Ltd., a Delaware Corporation, (ii) our wholly-owned subsidiary RNC (Colombia) Limited, a Belize corporation and its 95% owned subsidiary, Compania Minera de Caldas, S.A., a Colombia corporation, (iii) our 94% interest in Gavilan Minerales, S.A. ("Gavilan"), a Colombia Corporation. Colombian law requires a minimum of five shareholders for Colombian companies; as a result, the remaining 5% ownership of Caldas and 6% ownership of Gavilan are held by directors, and senior management of the Company. The directors and senior management of Caldas and Gavilan have executed voting and support agreements in favor of the Company. All significant inter-company transactions and balances are eliminated upon consolidation.

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

Costs of acquiring mining properties, including interest costs attributable to mineral property acquisitions, are capitalized upon acquisition. Pursuant to Statement of Financial Accounting Standards (SFAS) No.34, Capitalization of Interest Costs, interest costs attributable to mineral property acquisitions are also capitalized. Mine development costs incurred either to develop new ore deposits, expand the capacity of mines, or to develop mine areas substantially in advance of current production are also capitalized once proven and probable reserves exist and the property is commercially mineable. Costs incurred to maintain current production or to maintain assets on a standby basis are charged to operations. Costs of abandoned projects are charged to operations upon abandonment. We evaluate the carrying value of capitalized mining costs and related property, plant and equipment costs, to determine if these costs are in excess of their net recoverable amount whenever events or changes in circumstances indicate that their carrying amounts may not be recoverable. The periodic evaluation of carrying value of capitalized costs and any related property, plant and equipment costs are based upon expected future cash flows and/or estimated salvage value in accordance with SFAS No. 144, Accounting for Impairment or Disposal of Long-Lived Assets.

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

Asset Retirement Obligations

We apply SFAS No. 143, Accounting for Asset Retirement Obligations that requires the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred. SFAS No. 143 requires us to record a liability for the present value, using a credit-adjusted risk-free interest rate, of the estimated site restoration costs with a corresponding increase to the carrying amount of the related long-lived assets. The liability is accreted until it has been fully incurred, and the asset will be amortized over the life of the related assets. Adjustments are made for changes resulting from the passage of time and changes to either the timing or amount of the original present value estimate underlying the obligation. As at September 30, 2008 and December 31, 2007, we believe we do not have any asset retirement obligations.

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

Selected Financial Information

The following table sets forth selected financial information for the three and nine months ended September 30, 2008 and 2007. This summary of selected financial information is derived from, and should be read in conjunction with, and is qualified in its entirety by reference to, our unaudited financial statements for the three and nine months ended September 30, 2008 and the related note disclosures.

					Cumulative
					from
					Inception
		Three		Nine	(March 25,
	Three	Months	Nine	Months	2003
	Months	Ended	Months	Ended	through
In Thousands, except Per	Ended	September	Ended	September	September
Share Amounts	September	30,	September	30,	30,
	30, 2008	2007	30, 2008	2007	2008)
Statement of Loss and Deficit
Total Operating Expenses	$16,989	$4,475	$29,058	$11,174	$54,314
Net loss	$(14,606)	$(3,930)	$(24,590)	$(9,653)	$(46,995)
Loss per Share-basic and	$(0.16)	$(0.06)	$(0.27)	$(0.15)	N/A
diluted
Balance Sheet Data			As at	As at
			September	December
			30,	31, 2007
			2008
Total Assets*			$66,660	74,519
Total Long-Term Debt			$-	$-
Total Liabilities			$24,214	$23,433
Total Shareholders’ Equity			$42,446	$51,086

* includes non-monetary / non-current mineral and exploration properties and rights of 66,007 and 65,377 respectively

Results of Operations –Third Quarter 2008 Compared with Third Quarter 2007

For the three months ended September 30, 2008, we incurred a net loss of $14,606,000 (2007-$3,930,000). We generated interest and other income of $126,000 (2007-$5,000). The primary contributors to our net loss for the three months ended September 30, 2008 were mineral property exploration expenses of $8,222,000 (of which $164,000 related to non-cash stock-based compensation expenses) and general and administrative expenses of $1,574,000 (of which $505,000 related to non-cash stock-based compensation expenses), along with foreign exchange gains of $2,131,000, primarily related to unrealized foreign exchange gains on the translation of foreign currency-denominated accounts payable and accrued liabilities, mineral property purchase obligations, and deferred income tax balances. We also recorded a $9,296,000 write-down of the Mineros advance and deposit in connection with Mineros’ decision to terminate its agreement with us subsequent to quarter-end.

For the comparative period, the primary contributors to our net loss were mineral property exploration expenses of $2,457,000 (of which $216,000 related to non-cash stock-based compensation expenses) and general and administrative expenses of $1,608,000 (of which $533,000 related to non-cash stock-based compensation expenses).

Our operations typically involve the following activities and expenditures:

i)

The acquisition of mineral concessions: To September 30, 2008, this has consisted primarily of payments for the assignment contracts and subsequent full legal titles associated with the Caramanta properties, the acquisition of Zona Alta concessions via our purchases of RNC, and the purchase of the Kedahda properties. The concessions we acquire typically grant to the concessionaire the right to carry out, within the given area, the studies, works and installations necessary to establish the existence of the minerals and to exploit them according to rules and criteria belonging to the accepted techniques of geology and mining engineering. During the three and nine months ended September 30, 2008, we did not expend any cash on the acquisition of mineral concessions.

ii)

The acquisition of mineral and exploration rights. This typically involves staged payments to affected landholders and related stakeholders. The procedure for payment is normally a payment of 25% of the total negotiated purchase price on signing, 25% when title to all documentation has been submitted to the local mining department and the final 50% payment when the mining claim has been registered in Caldas’ name. Satisfactory resolution of local landowner concerns is essential to the eventual development and operation of modern gold mines on Marmato Mountain. As at September 30, 2008, we had reached agreements with the titleholders to secure 108 legally registered titles deemed desirable in our business plan, with 89 titles registered in Caldas’ name. During the three months ended September 30, 2008, we expended a total of $110,000 on mineral and exploration rights (nine months ended September 30, 2008 – $630,000) and have obligations as at September 30, 2008 to make payments of $5,143,000 pursuant to amounts owing under our purchase agreements; and

iii)

The exploration of acquired mineral properties and related activities. This typically involves the payment of salaries, wages, and other exploration costs in Colombia, directly attributable to field activities furthering our mineral concessions and rights, along with allocated stock-based compensation costs. During the three months ended September 30, 2008, we expended a total of $8,222,000 on the exploration of acquired mineral properties (nine months ended September 30, 2008 - $15,451,000).

As a result of our fiscal 2008 efforts to explore and evaluate the Marmato Mountain District, our mineral property exploration expenses increased significantly for the three months ended September 30, 2008 to $8,222,000 (including $164,000 in stock-based compensation) from $2,457,000 (including $216,000 in stock-based compensation) for the three months ended September 30, 2007. The primary reason for the increase was the significant drilling expenses incurred to complete the 46,000 meters of drilling described elsewhere in this MD&A. With the suspension of additional drilling at the end of the third quarter of fiscal 2008, we expect that exploration expenses will be reduced in future periods.

General and administrative expenses remained relatively constant in the three months ended September 30, 2008 at $1,574,000 compared to $1,608,000 for the three months ended September 30, 2007, reflecting the completion of our transition from a start-up enterprise to a company with an exploration program and infrastructure sufficient to support field activities. A significant component of general and administrative expenses in the third quarter of fiscal 2008 was allocated stock-based compensation, which totaled $505,000 compared to $533,000 in fiscal 2007. The remainder of the Company’s third quarter fiscal 2008 general and administrative costs included accounting and legal fees of $575,000 (approximately $125,000 relating to Sarbanes-Oxley compliance requirements, $350,000 relating to the Company’s proposed acquisitions of Mineros and Colombia Gold, and the balance relating to legal costs associated with maintaining the Company’s dual U.S./Canadian public company status), investor relations costs of $180,000, and the balance relating to corporate salaries, travel and head office expenses. As well, in the third quarter of fiscal 2008, the Company incurred $2,131,000 in foreign exchange gains on the translation of foreign currency-denominated monetary assets and liabilities, as the majority of the Company’s accounts payable, accrued liabilities, and deferred income taxes in Caldas and Gavilan are denominated in Colombian pesos and are impacted by fluctuations in foreign currency rates. During the third quarter of fiscal 2008, the U.S. dollar strengthened against the Colombian peso by approximately 13%, resulting in the aforementioned foreign exchange gains on translation of foreign currency denominated working capital and deferred income taxes. Approximately $1,206,000 of these gains relate solely to the translation of deferred tax taxable temporary differences associated with the Company’s historical acquisitions of RNC and Gavilan.

For the three months ended September 30, 2008, we incurred a loss from operations of $16,863,000 (2007-$4,470,000), and recorded a deferred income tax recovery of $2,257,000 related to deductible temporary differences associated with our Colombian subsidiaries (2007 - $540,000), applied against deferred tax liabilities in corresponding jurisdictions, resulting in a net loss of $5,300,000 (2007-$3,930,000).

For the nine months ended September 30, 2008 we incurred a net loss of $24,590,000 compared to $9,653,000 for the nine months ended September 30, 2007. The primary contributors to our year-to-date fiscal 2008 loss were $15,451,000 in mineral property exploration expenses, $5,341,000 in general and administrative expenses, $9,296,000 related to the write-down of the Mineros advance and deposit, foreign exchange gains of $1,179,000 and amortization of $149,000. We generated $139,000 in interest and other income during the first nine months of fiscal 2008 and recorded a deferred income tax recovery of $4,329,000 related to deductable temporary differences associated with our Colombian subsidiaries.

During the third quarter of fiscal 2008, we used cash of $2,437,000 in operations (2007-$2,658,000). The majority of our operating cash requirements consisted of exploration costs incurred in our Colombian operations, and consulting fees, travel expenses, and audit and legal fees related to regulatory compliance.

During the third quarter of fiscal 2008, we received $2,207,000 in related party advances, experienced an increase in bank indebtedness of $53,000 and expended $110,000 on the acquisition of mineral exploration rights, resulting in a net cash decrease of $287,000. We also sold $590,000 of drilling equipment to one of our drilling contractors, however no cash proceeds were granted on the sale as the drills were sold as consideration for an outstanding trade payable balance.

As at September 30, 2008, our working capital deficiency of $17,135,000 consisted of i) prepaid expenses and deposits of $136,000, consisting primarily of prepaid Marmato exploration expenditures; and ii) current liabilities of $17,271,000, consisting primarily of amounts owing to Marmato titleholders under our mineral and exploration rights purchase agreements (at September 30, 2008, $5,143,000 is owing pursuant to these agreements), $2,550,000 related to our short-term promissory note with Global Resource Fund, $2,207,000 in related party advances and the balance associated with general trade payables. While we endeavor to manage the timing of these payments, the timing of settlement of these liabilities is uncertain. Payment of our mineral and exploration rights agreements are typically due as the contracts progress through the Colombian government approval process.

Liquidity and Capital Resources

Our cash and working capital positions as at the dates indicated were as follows:

	As at	As at
	September 30, 2008	December 31, 2007
Cash and cash equivalents	$-	$6,939,000
Working capital deficiency	$(17,135,000)	$(3,680,000)

We have historically relied on equity capital to fund our operations and mineral property acquisition and exploration activities. For the cumulative period from March 25, 2003 to September 30, 2008, we have raised $60,846,000 from the issuance of shares of common stock, special warrants, share purchase warrants, and short-term bridge loans (net of repayments) and used $60,846,000 to fund operations and mineral property acquisition and exploration activities, leaving nominal cash resources and a working capital deficiency of $17,135,000 as at September 30, 2008.

On February 8, 2008, we borrowed $2,500,000 from Global Resource Fund ("Global") pursuant to a promissory note issued to Global (the "Promissory Note"). Auramet Trading, LLC is a $750,000 participant in the loan and one of our directors, James Verraster, serves as Chief Executive Officer of Auramet Trading, LLC. The Promissory Note provided for a $2,500,000 secured loan maturing on July 31, 2008. The borrowing under the Promissory Note is secured by a guarantee by our subsidiaries. The guarantee is, in turn, secured by first priority pledges of the shares of such subsidiaries held directly and indirectly by the Company. The borrowing under the Promissory Note bore interest at the rate of 12.5% per annum, and interest payments are due monthly on the last day of the month, commencing on February 29, 2008. Proceeds from the borrowing were used in connection with the Company’s bid to acquire all the issued and outstanding shares of Mineros, as described elsewhere in the MD&A, as well as for general corporate purposes. In connection with the loan, we issued 350,000 common share purchase warrants to Global and we paid an up-front fee equal to 3.0% of the borrowing under the promissory note. Each warrant entitles the holder to purchase one common share at an exercise price of CDN $1.10 for a period of 24 months from the date of closing. If the warrants were not exercised by the expiration date, pursuant to the loan the holder could require us to repurchase the warrants for $50,000.

On August 7, 2008 the lender extended the maturity of the loan to September 30, 2008 in exchange for an extension fee of $50,000 and the issuance by the Company of 125,000 shares of our common stock. On October 7, 2008 the lender further extended the loan to December 29, 2008 in exchange for an extension fee of $50,000 and the issuance by the Company of 300,000 shares of our common stock. In addition, the agreement provides that the price that the lender could require the Company to repurchase its 350,000 warrants was increased to $100,000.

On March 31, 2008, we completed a private equity offering of 6,342,411 Units at $0.85 per Unit to a total of 7 investors. Each Unit consists of one share of common stock and one warrant ("the Warrant") for a total of 6,342,411 common shares and 6,342,411 warrants issued. The total gross proceeds raised were $5,391,000. Each warrant is exercisable for one common share at an exercise price of $1.10 and the Warrants are exercisable at any time up to two years from the date of issuance. In connection with this private equity offering, we paid commissions of $158,000, and incurred issue costs of $50,000.

On June 18, 2008 we completed a private equity offering of 11,167,000 special warrants (the "Special Warrants") at a price of $0.85 per Special Warrant to a total of 16 investors for net proceeds of $8,558,000. Each Special Warrant entitled the holder to receive upon exercise one common share of the Company and one common share purchase warrant (the "Warrant"). Each Warrant entitled the holder to acquire one common share at a price of $1.50 for 60 months following the date of the offering.

In connection with the offering, we paid as a commission $664,000 and incurred issue costs of $270,000. The Company issued 781,690 special broker warrants (the "Special Broker Warrants") to the agents retained for the offering, each Special Broker Warrant exercisable for no additional consideration into one broker warrant of the Company ("Broker Warrants"), and each Broker Warrant entitling the holder to purchase one common share at an exercise price of $0.85 per common share for 24 months following the date of the offering.

On September 30, 2008 the 11,167,000 Special Warrants issued in connection with the June 8, 2008 private placement were automatically exercised pursuant to their terms into 11,167,000 common shares and 11,167,000 common share purchase warrants exercisable at a price of $1.50 per common share up to June 18, 2013. The 781,690 Special Broker Warrants were also converted into 781,690 Broker Warrants exercisable at a price of $0.85 per common share up to June 18, 2010.

As at September 30, 2008, our cash resources were nominal and we will need to raise additional equity financing to continue to execute our business plan. There can be no assurance that we will be successful in raising additional funding. If we are not able to secure additional funding, the implementation of our business plan will be impaired and we may lose our option to purchase certain mining and mineral rights, our rights to certain Zona Alta mineral properties, and there can be no assurance that such additional financing will be available to us on acceptable terms or at all.

Off-balance sheet arrangements, Commitments, and Contingencies

i)

Letter of Intent with Colombia Gold

As described earlier in this MD&A, we have entered into a letter of intent to acquire Colombia Gold. Completion of the transaction is subject to the negotiation of a definitive agreement, satisfactory completion of technical, financial, legal, and commercial due diligence and customary conditions, including all shareholder, court and regulatory approvals. We have experienced difficulty in obtaining certain due diligence information from Colombia Gold necessary to complete our due diligence investigation. In addition, the Board of Directors of Colombia Gold have recently indicated that they intend to terminate the Letter of Intent. We have informed Colombia Gold that it does not have the ability to terminate the Letter of Intent at this time. The Company intends to enforce its rights under the Letter of Intent.

ii)

Acquisition of Mineros

As described earlier in this MD&A, we had previously entered into an agreement to purchase Mineros for cash consideration of $35,000,000. We held a deposit guarantee secured by a term deposit of 4.9 billion Colombian pesos (approximately $2,296,000), which was payable to the vendors if the transaction was not completed for any reason. We also paid an additional advance of $7,000,000 against the purchase price in connection with the extension of the closing, which was also nonrefundable.

On September 22, 2008 we entered into an agreement with Mineros to extend the closing of the transaction to October 31, 2008. On October 31, 2008 Mineros indicated they were unwilling to further extend the transaction beyond October 31, 2008 and exercised their right to both the deposit and advance.

iii)

Caramanta Properties

a)

Concession No. 669-17

Pursuant to an option agreement to purchase concession No. 669-17 in the Caramanta region, in the event that we determine it in the best interest of the Company to continue exploration, the contract specifies the following scheduled payments required to obtain a 100% interest in the project: fiscal 2007 - 300 million pesos; fiscal 2008 – 660 million pesos and fiscal 2009 – 1.44 billion pesos. To September 30, 2008 we have made payments totalling 480 million pesos (approximately $221,000) against the total 2.4 billion pesos (approximately $1,103,000) contract. We intend to continue exploration of the project in order to determine whether we will continue to make scheduled payments towards acquiring a 100% interest. In the event we chose not to continue the project, no further payments are required and the option would be terminated.

b)

Concession No. 653-17

Pursuant to an option agreement to purchase concession No. 653-17 in the Caramanta region, in the event that we determine it in the best interest of the Company to continue exploration, the contract specifies the following scheduled payments required to obtain a 100% interest in the project: fiscal 2008 – 450 million pesos; fiscal 2009 – 350 million pesos; fiscal 2010-200 million pesos. To September 30, 2008 we have made payments totalling 300 million pesos (approximately $138,000) against the total 1.0 billion pesos (approximately $460,000) contract. We intend to continue exploration of the project in order to determine whether we will continue to make scheduled payments towards acquiring a 100% interest. In the event we chose not to continue the project, no further payments are required and the option would be terminated.

c)

Other Concessions and Legalization Proposals (644-17, 805-17, 211-17, 217-17)

The Company has other options with various unrelated parties that provide us with options to acquire other property interests in the Caramanta Region. The Company has options to pay a total of 930 million pesos (approximately $428,000) to acquire 100% interests in the properties, subject to the concessions being granted to the underlying applicants and subsequently being transferred to and registered in the name of the Company.

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

We have a two-year consulting contract with Dr. Stewart Redwood, our Vice President of Exploration, through September 30, 2010. Under the contract, Dr. Redwood is entitled to receive compensation at the rate of $1,000 per day and is eligible to participate in our share compensation arrangements. In addition, he is entitled to reimbursement of all reasonable out-of-pocket expenses incurred in the performance of his duties.

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

Related Party Transactions

Certain transactions described under The Caramanta Properties and Marmato Properties elsewhere in this MD&A are considered related party transactions. During certain periods, we also paid management and consulting fees to directors, senior officers and shareholders, and for certain prior periods, we paid office rental fees to a company related to a former director. Further information on these transactions is provided in our accompanying consolidated financial statements under "Related Party Transactions".

On February 8, 2008, we borrowed $2,500,000 from Global Resource Fund ("Global") pursuant to a promissory note issued to Global (the "Promissory Note"). Auramet Trading, LLC is a $750,000 participant in the loan and one of our directors, James Verraster, serves as Chief Executive Officer of Auramet Trading, LLC. The Promissory Note provided for a $2,500,000 secured loan maturing on July 31, 2008. The borrowing under the Promissory Note is secured by a guarantee by our subsidiaries. The guarantee is in turn secured by first priority pledges of the shares of such subsidiaries held directly and indirectly by the Company. The borrowing under the Promissory Note bore interest at the rate of 12.5% per annum, and interest payments are due monthly on the last day of the month, commencing on February 29, 2008. Proceeds from the borrowing have been held by the Company as a deposit guarantee in connection with the Company’s bid to acquire all of the issued and outstanding shares of Mineros, as described elsewhere in the MD&A, as well as for general corporate purposes.

In connection with the loan, we issued 350,000 common share purchase warrants to Global and we paid an up-front fee equal to 3.0% of the borrowing under the promissory note. Each warrant entitles the holder to purchase one common share at an exercise price of CDN $1.10 for a period of 24 months from the date of closing. If the warrants are not exercised by the expiration date, the holder may require us to repurchase the warrants for $100,000. The Company has also agreed to pay $100,000 and issued 425,000 common shares in connection with extensions of the loan to December 29, 2008.

The Company has received from time to time advances totaling $2,207,000 at September 30, 2008 from RNC (Management) Ltd., a Company controlled by the Company’s President and Chief Executive Officer. The advances are unsecured, non-interest bearing, and are being used to finance the Company’s ongoing operations while alternative sources of financing are pursued.

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

Going Concern

We incurred a net loss of $46,995,000 for the period from inception on March 23, 2003 to September 30, 2008, and we are not presently generating any revenue. Furthermore, we have used $60,846,000 during this period to fund our operations and mineral acquisitions program. At September 30, 2008, we had a significant working capital deficiency. Our future and ability to meet our anticipated exploration expense, mineral properties, and rights acquisitions is dependent upon our ability to obtain additional financing and upon future acquisition, exploration and development of profitable operations from our mineral properties. Subsequent to September 30, 2008, repayment of our short-term promissory note was extended by the lender to December 29, 2008. We have made efforts to reduce or eliminate certain costs in order to continue as a going concern. Management expects to monitor and control the Company’s operating costs to a minimum until cash is available through external financing sources. In the interim, a Company controlled by certain officers of the Company has provided unsecured working capital advances to maintain the continuity of our operations.

As at October 31, 2008 our cash resources are nominal and we will need to raise additional financing during the remainder of fiscal 2008 to continue to execute our business plan. These factors, among others, raise substantial doubt about our ability to continue as a going concern. Our financial statements do not include any adjustment to reflect the possible future effect on the recoverability and classification of the assets or the amounts and classification of liabilities that may result should we cease to continue as a going concern.

Limited Operating History

We have a very limited operating history upon which an evaluation of our future success or failure can be made. It was only recently that we took steps in a plan to engage in the acquisition of interests in exploration and development properties in Western Colombia, and it is premature to evaluate the likelihood that we will be able to operate our business successfully. To date, we have been involved primarily in the acquisition of property interests and mining rights in Western Colombia. We have not earned any revenues from our current operations and we have experienced significant losses and have a working capital deficiency as of September 30, 2008.

Title Risk

We do not maintain insurance against title. Title on mineral properties and mining rights involves certain inherent risks due to the difficulties of determining the validity of certain claims as well as the potential for problems arising from the frequently ambiguous conveyance history of many mining properties. Currently, we are in the process of investigating the title of mineral concessions for which we hold either directly or through our equity interest in our Colombian subsidiaries. We cannot give any assurance that title to properties we acquired individually or through historical share acquisitions will not be challenged or impugned and cannot be certain that we will have or acquire valid title to these mining properties. For example, there is a risk that the Colombian government may in the future grant additional titles in excess of the Company’s expectations to currently illegal miners or we may be unable to convince currently illegal miners to vacate our properties. Furthermore, although the Company believes that mechanisms exist to integrate the titles of legal mineral properties currently not owned by the Company, there is a risk that this process could be time consuming and costly. As the Company begins the processes of integration, the costs of acquiring the remaining properties and associated surface rights could rise significantly or become cost prohibitive. Furthermore, the risk exists that one or more of the remaining titleholders could delay the integration process through administrative avenues. The possibility also exists that title to existing properties or future prospective properties may be lost due to an omission in the claim of title, or by our inability to honor our contractual purchase obligations. Furthermore, given our current financial condition, are unable if we are unable to secure further financing our trade and/or other creditors may seek to lay claims against our assets or otherwise impede our business. As a result, any claims against us may result in liabilities or costs we will not be able to afford or significant delays resulting in the failure of our business.

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

Political and Economic Uncertainties

Our property interests and proposed exploration activities in Western Colombia are subject to political, economic and other uncertainties, including the risk of expropriation, nationalization, renegotiation or nullification of existing contracts, mining licenses and permits or other agreements, changes in laws or taxation policies, currency exchange restrictions, and changing political conditions and international monetary fluctuations. Future government actions concerning the economy, taxation, or the operation and regulation of nationally important facilities such as mines, could have a significant effect on us. Any changes in regulations or shifts in political attitudes are beyond our control and may adversely affect our business.

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

Government, Environmental, and Legal Risks

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

Any significant mining operations will have some environmental impact, including land and habitat impact, arising from the use of land for mining and related activities, and impact on water resources near the project sites, resulting from water use, rock disposal and drainage run-off. No assurances can be given that such environmental issues will not have a material adverse effect on our operations in the future. While we believe we do not currently have any material environmental obligations, exploration activities may give rise in the future to significant liabilities on our part to the government and third parties and may require us to incur substantial costs of remediation.

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

Our plans to significantly curtail our Medellin and Toronto operations may result in unforeseen expenses and/or restructuring liabilities. Given our plan to terminate all but essential personnel in Toronto and Medellin, there can be no assurance that the Company will not be subject to government or civil penalties or severance costs should individuals and/or government agencies impacted by the Company’s termination plans choose to bring legal actions against the Company or otherwise impede our restructuring plans. Furthermore, we may not have adequate resources to resolve any unforeseen restructuring issues or costs.

Amendments to current laws, regulations and permits governing operations and activities of exploration companies, or more stringent implementation thereof, could have a material adverse impact on the Company and cause increases in expenditures and costs, or require abandonment or delays in developing new mining properties.

Competition

The mineral exploration business is highly competitive. Many of our competitors have greater financial resources than we do. As a result, we may experience difficulty competing with other businesses when conducting mineral exploration activities or in the retention of qualified personnel. Our plans to significantly curtail our Medellin and Toronto operations may result in unforeseen expenses and/or restructuring liabilities. No assurances can be given that we will be able to compete effectively.

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

Dependence on Key Management

The ability to identify, negotiate and consummate transactions that will benefit us is dependent upon the efforts of our management team. The loss of the services of any member of management could have a material adverse effect on us. Our future drilling activities may require significant investment in additional personnel and capital equipment. Given the current shortage of equipment and experienced personnel within the mining industry, there can be no assurance that we will be able to acquire the necessary resources to successfully implement our business plan. We have historically experienced significant delays in recovering quality assay and verified assay results from our third-party analytical laboratories. The delays stem from issues with our third-party lab’s quality control systems, as we have implemented a rigorous in-house quality control program that our external labs have experienced difficulty meeting. While we believe our current Quality Control programs to be comprehensive due to our, and the industry in general, reliance on third-party labs to complete resource estimates, there can be no assurance that we will be able to complete and update our resource estimates on a timely basis.

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

Internal Controls

Effective internal controls are necessary for us to provide reliable financials reports and effectively prevent fraud. If we cannot provide reliable financial reports or prevent fraud, our operating results could be harmed. We have in the past discovered, and may in the future discover, areas of our internal controls that need improvement. Any failure to implement required new or improved controls, or difficulties encountered in their implementation, or lack of resources to properly implement internal controls, could harm our operating results or cause us to fail to meet our reporting obligations. Inferior internal controls could also cause investors to lose confidence in our reported financial information, which could have a negative effect on the trading price of our stock.

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

Completion of Colombia Gold Transaction

As described earlier in this MD&A, the Company has announced the proposed acquisitions of Colombia Gold. There can be no assurance that this transaction will be completed, as significant regulatory, due diligence, and legal matters are outstanding. Furthermore, the acquisition of Colombia Gold continues to be delayed primarily due to delays by Colombia Gold in delivering certain outstanding due diligence materials. In addition, the Board of Directors of Colombia Gold has indicated that they intend to terminate the Letter of Intent. We have informed Colombia Gold that it does not have the ability to terminate the Letter of Intent at this time. The Company intends to enforce its rights under the Letter of Intent. There can be no assurance that we will have the financial and management resources to successfully complete this transaction.

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

In December 2007, the FASB issued FAS 141(R), Business Combinations, which will replace FAS 141 prospectively effective for business combinations consummated in the first annual reporting period commencing after December 15, 2008. Early adoption is not permitted. Under FAS 141(R), business acquisitions will be accounted for under the "acquisition method", compared to the "purchase method" mandated by FAS 141.

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

Share Data

At September 30, 2008, we had 104,224,486 common shares outstanding. In addition, we had outstanding:

i)  6,240,000 stock options, each of which is exercisable into one common share; and
ii) 25,259,673 common share purchase warrants, each of which is exercisable into one common share.

Third Quarter Fiscal 2008 Exploration Activities and Exploration Outlook

Marmato Properties

We have been working on the Marmato Mountain Development Project since 2005. The main focus of work since then has been to negotiate the purchase of numerous small mines that comprise the Zona Alta portion of the mountain. In the third quarter of 2008 we continued technical studies started in 2007 to carry out a scoping study scheduled for completion in the second quarter of 2008 and a pre-feasibility study scheduled for fiscal 2009. We completed a preliminary resource estimate in the second quarter of 2008 based on the results of the initial drilling and underground mine sampling.

Drilling and Underground Sampling

Our original objective was to drill a cumulative total of 60,000 meters by the end of fiscal 2008.

On September 23, 2008 we announced that we had completed 46,000 meters of our drilling program on Zona Alta. Results from this drilling are being used to update the Company’s resource estimate for the entire mountain. In connection with this, the Company temporarily suspended additional drilling in order to reduce the Company’s ongoing operating expenses.

The underground channel sampling program at Marmato continued during the third quarter of 2008. The program comprises continuous saw-cut channel samples from all cross-cuts, mine faces and at regular intervals along the backs in the numerous artisanal mines in the Zona Alta. This is being carried out in conjunction with detailed surveying of the mine portals by differential global positioning system instruments and detailed surveying of the underground mines by theodolite and total station survey instruments. This has enabled a three-dimensional model of the mines and veins to be constructed. A program of mine maintenance and rehabilitation is also being carried out for access for surveying and sampling. In addition, drill chambers were prepared underground in order to carry out diamond drilling from underground.

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

Metallurgy

SGS Lakefield Research Limited ("SGS") of Lakefield, Ontario has been contracted by us to carry out preliminary scoping metallurgy test work to develop a process flow sheet for our Scoping Study. The report was received in April, 2008, a summary of which was disclosed in our press release in April, 2008.

Geotechnical Studies

Golder Associates Ltd. ("Golder") of Mississagua, Ontario has been contracted by us to carry out geotechnical data collection and interpretation for open pit design, to make a preliminary selection and evaluation of sites for waste rock and tailings disposal, and to carry out preliminary heap leach pad design. This will form part of the Scoping Study. Geotechnical logs are being made of the drill core by our geologists and Golder are using this and other data to carry out data analysis and pit slope determination at a scoping study level. These studies continued during the second quarter of 2008. A preliminary report on the pit slope study was received in June, 2008.

Environmental Studies

An Environmental Baseline Study was completed in 2007 by LHC Consultores Ambientales ("LHC") of Colombia. This study gives a full year of environmental data for incorporation into the Scoping Study. The study will form the basis for our future environmental permits and our Social and Environmental Impact Statement (EIS). We believe that we have no current environmental liability for past practices of others and we have received approval for drilling from Corpocaldas under an approved Environmental Management Plan. Nevertheless, we intend to meet or exceed modern global standards of environmental stewardship in the preparation of the Baseline study and subsequent EIS.

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

Scoping Study

We have contracted Micon International Limited of Toronto, Ontario to carry out a Scoping Study and preliminary evaluation assessment of Marmato, with completion targeted for the second half of 2008. The completion date is now expected to be the first half of fiscal 2009, provided we are able to obtain the necessary financial resources to complete the project.

Caramanta Properties

We currently control 19,060 hectares (191 square kilometers) of exploration licenses in the Caramanta Exploration Project. This includes five new and distinctive gold targets that we defined by surface exploration and sampling in 2007. These show that a cluster of gold targets surrounds the Marmato Mountain Development Project and form a 12 km-diameter gold district. These five targets are named Oro Fino, El Salto, Pÿcora, Campana, and San Bartolome. Our objective is to acquire additional licenses to consolidate the district and to carry out initial drill testing of these targets in 2008. None of these targets has been drilled before. The program will consist of 2,000 meters of drilling on each of the targets for a total of 10,000 meters. The drill testing has been postponed to 2009 for financial reasons and to focus resources on Marmato. We believe that there is good potential for discovery of additional gold deposits in the Caramanta Exploration Region in a cluster of targets surrounding our core Marmato Mountain Development Project.

Additional surface sampling and geological mapping was carried out in the second quarter of 2008. A helicopter-borne magnetic and radiometric survey was started in the fourth quarter of 2007, and was completed in April 2008 following a delay for equipment repair. The results were received in the third quarter of 2008. The results of these programs are expected to be used to better define drill targets.

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

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

We are not a party to any pending legal proceeding. We are not aware of any pending legal proceeding to which any of our officers, directors, affiliates or any beneficial holders of 5% or more of our voting securities are adverse to us or have a material interest adverse to us.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On June 18, 2008, we completed a private placement of 11,167,000 special warrants (the "Special Warrants") at a price of $0.85 per Special Warrant for net proceeds of $8,558,000, each special warrant excercisable for no additional consideration into one common share and one common share purchase warrant exercisable at a price of $1.50 per common share up to June 18, 2013. In connection with the offering, we issued 781,690 special broker warrants (the "Special Broker Warrants") to the agents retained for the offering, each Special Broker Warrant exercisable for no additional consideration into one broker warrant of the Company. This private placement was described in our Current Report on Form 8-K filed with the Commission on June 20, 2008. On September 30, 2008, the 11,167,000 Special Warrants issued in connection with the June 18, 2008 private placement were automatically exercised pursuant to their terms into 11,167,000 common shares and 11,167,000 common share purchase warrants exercisable at a price of $1.50 per common share up to June 18, 2013. The 781,690 Special Broker Warrants were also exercised into 781,690 broker warrants exercisable at a price of $0.85 per common share up to June 18, 2010. The Company did not generate any proceeds in connection with the exercise of the special warrants and special broker warrants or the issuance of the common shares, common share purchase warrants and broker warrants described above. The securities were issued to institutional accredited investors as specified in Rule 501(a)(1), (2), (3) or (7) of Regulation D under the U.S. Securities Act pursuant to the exemption from registration provided by Section 4(2) of the U.S. Securities Act.

Item 3. Defaults upon Senior Securities

None.

Item 4. Submission of Matters to a Vote of Security Holders

The annual meeting of shareholders of the Company was held on September 30, 2008.

The following matters were acted upon at the meeting:

1)

Each of Jonathan Berg, J. Randall Martin, Thomas McGrail, David Bikerman, Terry Lyons, James Verraster and Edward Flood were elected directors of the Company to serve until the next annual meeting of shareholders or until a successor becomes duly elected and qualified. Voting results for the election of directors were as follows:

Name	For	Against	Abstain

Jonathan Berg	39,568,688	679,055	101,288
J. Randall Martin	39,569,188	678,555	101,288
Thomas McGrail	39,569,188	678,555	101,288
David Bikerman	40,247,743	0	101,288
Terry Lyons	39,569,188	678,555	101,288
James Verraster	39,568,888	678,855	101,288
Edward Flood	39,566,888	680,855	101,288

2)

The appointment of PricewaterhouseCoopers LLP as the Company’s independent certified public accounting firm for the fiscal year ending December 31, 2008 was approved. Votes on this proposal were cast as follows:

For	Against	Abstain
40,273,231	72,443	3,357

3)

The Company’s 2008 Stock Incentive Plan was approved. Votes on this proposal were cast as follows:

For	Against	Abstain	Not Voted
36,999,828	704,555	40,175	2,604,473

4)

The issuance of additional securities of the Company in certain circumstances in connection with the Company’s private placement of special warrants was approved, as more particularly described in the Company proxy statement filed with the Commission on August 19, 2008. Votes on this proposal were cast as follows:

For	Against	Abstain	Not Voted
37,655,583	77,900	11,075	2,604,473

d) not applicable

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit	Description
Number

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-15e or 15d-15(e), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-15e or 15d-15(e), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Colombia Goldfields Ltd.

By: /s/ J. Randall Martin
J. Randall Martin
Title: Chief Executive Officer and Vice Chairman
Date: November 11, 2008

By: /s/ James Kopperson
James Kopperson
Title: Chief Financial Officer
Date: November 11, 2008