Form 10-K
period 2008-12-31
COLOMBIA GOLDFIELDS LTD
filed 2009-03-27
CIK 1223663

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2008

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

Common Stock, par value $0.00001
(Title of class)

Indicated by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.      Yes ☐                 No ☒

Indicate by check mark whether the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act.      Yes ☐                 No  ☒

Note—Checking the box above will not relieve any registrant required to file reports pursuant to Section 13 or 15(d) of the Exchange Act from their obligations under those Sections.

Indicate by check mark whether the registrant has (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.      Yes ☒             No ☐

Indicate by check mark if disclosure of delinquent filers in response to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer", "accelerated filer" and "smaller reporting Company" in Rule 12b-2 of the Exchange Act (check one):

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

$ 3,470,597 as of February 27, 2009

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

104,524,486 shares of Common Stock as of February 27, 2009

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

Our objective is to define and consolidate a gold district in the Marmato Mountain Region of Western Colombia. Our main target in this region is the Marmato Mountain, that is divided by Zona Alta (Upper Zone) and Zona Baja (Lower Zone). We currently own exploration rights to Zona Alta and are working towards completing the acquisition of 100% of its legally registered property titles.

Financial Information

The following summary information is derived from our audited consolidated financial statements for the years ended December 31, 2008, December 31, 2007 and December 31, 2006.

	Fiscal Year 2008	Fiscal Year 2007	Fiscal Year 2006
Revenues from External Customers	$-	$-	$-
Net Loss and Comprehensive Loss	$(60,197,000)	$(14,575,000)	$(6, 279,000)
Total Assets	$26,126,000	$74,519,000	$45,007,000

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

Research and Development

We did not incur any research and development expenditures in the fiscal years ended December 31, 2008, 2007, or 2006.

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

Drilling water is taken from the water permit for the Patacon Mill, which was ceded to CGL on purchase of the mill. This permit takes water from the head of three creeks: Cidrera, Candelaria and Cascabel. We will also be acquiring other water permits with the purchase of certain mills and mines. The Company has also applied for a Superficial Water Permit for drilling water from a stream source in Piedra Labrada Creek, which will require an 1,800 m pipe to the drilling area.

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

Employees

We have approximately 10 employees, primarily consisting of administrative and technical staff in Colombia. We also retain approximately 20 consultants to assist in operations on an as-needed basis.

Item 1A.        Risk Factors

As a smaller reporting company (as defined in Rule 12b-02 of the Exchange Act), we are not required to provide the information called for by this Item 1A.

Item 1B.        Unresolved Staff Comments

As a smaller reporting company (as defined in Rule 12b02 of the Exchange Act), we are not required to provide the information called for by this Item 1B.

Item 2.            Properties

Our principal offices are located at #208-8 King Street East, Toronto, Ontario, Canada M5C 1B5.

Our office in Medellín is located at Carrera 34 Nº 5G 86, Medellín, Poblado, Colombia.

Our principle mineral properties in Colombia are depicted on the following map:

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

The Marmato Mountain is divided into two levels vertically, comprising the Zona Alta and the Zona Baja. This division was made in 1954 and allowed concession contracts to be defined by horizontal levels. The Zona Alta is mined by numerous small miners, and we are in the process of purchasing the individual mineral licenses. We hold our interest in the Marmato project through our Colombian subsidiary, Compania Minera de Caldas S.A. (“Caldas”). Caldas holds a number of mineral licenses in the Marmato Zona Alta (Upper Zone) which has an area of 178.9489 ha.

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

Description of Our Interest in Property

A description of our interest in the Marmato Mountain properties is included in the section “Management Discussion and Analysis of Financial Condition and Results of Operations”.

History of Previous Operations

The Marmato Mountain has been mined since pre-Colombian times and was an important mine during the Spanish colonial era from 1525 until 1819. From then until 1925, various English companies mined at Marmato. The first English companies were Goldschmidt and Company, Powles & Illingsworth, the Colombian Mining Association, and later the Mariquita Mining Company. From 1872 to 1909, Western Andes Mining Company Ltd., an English company, mined at Marmato. Subsequently, Marmato was mined by the Colombian Mining and Exploitation Company, which made significant improvements and installed a new beneficiation plant at La Palma (now the site of the Mineros Nacionales plant in the Zona Baja). The mine was expropriated in 1925 (Law 87).

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

In 1988, William Hill Mining Consultants reviewed the Marmato project for Greenstone Resources Limited, Canada, as part of a bid process.

In 1993, Mineros Nacionales started mining the Zona Baja with a 300 t/d underground mine under contract No. 041-89M. This is an Aporte Minero contract which is still valid and is now administered by the Unidad de Delegación Minera de Caldas. The contractor pays the state a royalty of 4% plus an additional sliding royalty based on the gold price, currently above 6%. The following year, Mineros de Antioquia S.A. (renamed Mineros S.A. in 2004) acquired 51.75% of Mineros and upgraded the mine and mill. Mineros ownership of Mineros Nacionales was subsequently increased to 94.5% . The plant has a flotation circuit to make a sulphide concentrate, gravimetric separation by cyclones, and agitated cyanide leach with gold precipitation by zinc (Merrill Crowe process) and smelting. The plant capacity has been expanded and currenly has a throughput of 800 t/d.

Conquistador Mines Ltd. (“Conquistador”) explored Marmato between 1996 and 2000 through its Colombian subsidiary, Corona Goldfields S.A. . Conquistador had an option to explore the Zona Baja over 4 years and to acquire 50.1% of Mineros Nacionales (it bought 13.15%, which it later sold in 2001) and acquired several mines in the Zona Alta. Conquistador drilled 44 holes (14,678 m) and commissioned Mineral Resources Development Inc. (MRDI) to complete a resource estimate and scoping study in 1998. Conquistador carried out no further work on the project due to the expiration of the option contract. We purchased the Conquistador data and access to the drill core and samples in 2007.

Gran Colombia Resource Inc. (“Gran Colombia”) carried out exploration of the Echandia and Chaburquia properties on the northern portion of the Marmato system between 1995 and 1997. Gran Colombia drilled 75 diamond drill holes for 15,000 m. A scoping study was conducted by Geosystems International, Denver, in 1997, which concluded that there was insufficient grade continuity for a bulk-tonnage resource and mining operation, and no further work was carried out. In 1996, Gran Colombia purchased 48.25% of Mineros Nacionales, which it then sold in 1997.

Colombia Gold has carried out exploration of the Echandia and La Maria properties since 2004 through Minera Croesus S.A., a Colombian corporation. This work included the drilling of 5,959.6 meters in 21 holes.

We began exploration of Marmato and surrounding areas in 2005. Our objective was to identify a potentially bulk mineable, low-grade gold and silver resource. We have carried out property acquisition in the Zona Alta of Marmato, along with underground sampling, surveying and mapping, and preliminary metallurgical testwork. We plan to conduct further exploration and a drilling program to define a mineral resource and carry out a scoping study for the Marmato project. This work is continuing and the company plans to carry out exploration drilling on one or more gold-silver targets in future programs when and if appropriate resources are available.

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

Exploration, Drilling, & Sampling

Topography

A detailed topographic map with 2 meter contour intervals derived from Ikonos satellite imagery was commissioned by the Company.

Geological Mapping

We have conducted detailed surveying, geological mapping and channel sampling of the accessible underground workings within the Zona Alta to which we have had access. A few mines, principally illegal ones, remain to be surveyed and sampled once permission is granted for access. Surface geological mapping has been carried out.

Geophysics

An airborne magnetic and radiometric survey of the Marmato Mountain and surrounding Caramanta Project was started in December 2007 and completed in 2008.

Drilling

Our initial exploration program comprised 8,000 meters of diamond drilling plus a comprehensive program of channel sampling of underground mines. Diamond drilling started in February 2007 and by the end of fiscal 2007, a total of 11,500 meters in 67 holes had been completed. At the end of December 2008 a total of 46,000 meters had been drilled.

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

Resource Study

We have contracted Micon International Limited of Toronto, Ontario to carry out an estimate of mineral resources to Canadian National Instrument 43-101 standards of the Zona Alta of Marmato.

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

Scoping Study

We have contracted Micon International Limited of Toronto, Ontario to carry out a Scoping Study and preliminary evaluation assessment of Marmato.

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

We hold our interest in the Caramanta Exploration Properties through our Colombian subsidiaries, Compania Minera de Caldas, S.A. ("Caldas") and Gavilan Minerales S.A. (“Gavilan”). Caldas and Gavilan hold a number of mineral licenses in the area surrounding the Marmato Zona Alta, which are referred to as the Caramanta project.

Marmato is about a two-hour drive from Medellín on the paved Pan American Highway. We use Marmato as a base for exploration of the Caramanta Exploration Properties. Access to the different parts of the Caramanta Exploration Properties from Marmato is by unimproved roads, mule trails and foot paths. The topography of the area is steep.

Description of Our Interest in Property

A description of our interest in the Caramanta Exploration properties is included in the section “Management Discussion and Analysis of Financial Condition and Results of Operations.”

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

Exploration, Drilling, & Sampling

Topography

A detailed topographic map with 2 m contour intervals derived from Ikonos satellite imagery has been made by us and it is expected that the coverage will be expanded in the future to cover all of the five defined target areas.

Geological Mapping

Reconnaissance geological mapping of the Caramanta Exploration Projects was carried out in 2007 and 2008.

Geophysics

A helicopter-borne magnetic and radiometric survey was started in the fourth quarter of 2007 and is scheduled to be completed in fiscal 2009.

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

Item 4.            Submission of Matters to a Vote of Security Holders

No matters have been submitted to our security holders for a vote, through the solicitation of proxies or otherwise, during the fourth quarter of the fiscal year ended December 31, 2008.

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

The Toronto Stock Exchange

Fiscal Year Ending December 31, 2008
Quarter Ended	High CDN$	Low CDN$
March 31, 2008	1.20	0.84
June 30, 2008	0.95	0.67
September 30, 2008	0.71	0.16
December 31, 2008	0.20	0.02

Fiscal Year Ending December 31, 2007
Quarter Ended	High CDN$	Low CDN$
September 30, 2007 (period from August 27,	2.25	1.21
2007 through September 30, 2007)
December 31, 2007	1.56	1.02

OTC Bulletin Board

Fiscal Year Ending December 31, 2008
Quarter Ended	High $	Low $
March 31, 2008	1.20	0.79
June 30, 2008	0.93	0.65
September 30, 2008	0.75	0.14
December 31, 2008	0.20	0.01

Fiscal Year Ending December 31, 2007
Quarter Ended	High $	Low $
March 31, 2007	1.45	1.07
June 30, 2007	1.50	1.14
September 30, 2007	1.51	1.26
December 31, 2007	1.49	1.01

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

Holders of Our Common Stock

As of December 31, 2008 we had approximately 82 holders of record of our common stock and several other stockholders hold shares in street name.

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

Securities Authorized for Issuance Under Equity Compensation Plans

The Company maintains two Stock Incentive Plans, a 2006 Stock Incentive Plan (the “2006 Plan”) and a 2008 Stock Incentive Plan (the “2008 Plan”), (collectively, the “Plans”) which provides for the grant of incentive stock options, non-qualified stock options, stock appreciation rights, restricted stock, performance shares and performance units, and stock awards to officers, directors, or employees of, as well as advisors and consultants to, the Company. A total of 10,422,449 common shares have been approved and reserved by shareholders and the Toronto Stock Exchange for issuance at December 31, 2008 (6,500,000 under the 2006 Plan and 3,922,449 under the 2008 Plan).

All stock options and rights vest over a period determined by the Board of Directors and expire not more than ten years from the date granted. All outstanding stock options currently vest at a rate of 25% every six months over a period of two years, and have a life of 10 years, unless certain change in control provisions are triggered, in which cases the Plans provide for accelerated vesting.

The following table provides information about our compensation plans under which shares of common stock may be issued upon the exercise of options as of December 31, 2008.

Equity Compensation Plans as of December 31, 2008

	A	B	C
Number of securities
remaining available
for future issuance
	Number of securities		under equity
	to be issued upon	Weighted-average	compensation plans
	exercise of	exercise price of	(excluding securities
	outstanding options,	outstanding options,	reflected in column
	warrants and rights	warrants and rights	(A))
Plan Category
Equity compensation plans approved by security Holders (i)(ii)(iii)	5,170,000	$1.29	5,077,449
Equity compensation plans not approved by security Holders	-	-	-
Total	5,170,000	$1.29	5,077,449

(i)	5,170,000 shares are issuable upon exercise of outstanding options under the 2006 Stock Incentive Plan and there have been no options issued under the 2008 Plan at December 31, 2008.

(ii)	1,155,000 options remain issuable under the 2006 Stock Incentive Plan and 3,922,449 options remain issuable under the 2008 Stock Incentive Plan at December 31, 2008.

(iii)

10,422,449 shares in total have been reserved for issuance under the Plans and 175,000 shares have been issued pursuant to the exercise of options under the 2006 Plan; 7,790,000 options have been issued, 175,000 options have been exercised and 2,445,000 options have been forfeited under the 2006 Plan.

Subsequent to December 31, 2008, we did not issue any options as equity compensation for services rendered.

Recent Sales of Unregistered Securities

We did not issue any securities without registration under the Securities Act during fiscal 2008 other than issuances of securities that were previously included in a Current Report on Form 8-K.

Item 6.            Selected Financial Data

As a smaller reporting company (as defined in Rule 12b-02 of the Exchange Act), we are not required to provide the information called for by this Item 6.

Item 7.            Management’s Discussion and Analysis of Financial Condition and Results of Operations

Introduction

This Management’s Discussion and Analysis (“MD&A”), prepared as of February 27, 2009, is intended to supplement and complement our unaudited interim consolidated financial statements and notes thereto (our “Financial Statements”) for the year ended December 31, 2008 prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”). You are encouraged to review our Financial Statements in conjunction with your review of this MD&A. Additional information relating to our Company is available at www.sec.gov.com and www.sedar.com. All dollar amounts in our MD&A are expressed in U.S. dollars, unless otherwise specified.

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

Fiscal 2008 Overview

In light of recent economic instability, created primarily by the banking and credit crisis in the U.S. and the resulting deterioration of global financial markets, at the end of the third quarter of fiscal 2008 the Company determined it necessary to revisit its short-term operating plan. In connection with this review, in the fourth quarter of 2008 we announced the suspension of additional drilling beyond the completed 46,000 meters on Zona Alta to reduce our ongoing operating expenses. Results from the 46,000 meters of Zona Alta drilling are currently being reviewed to update our resource estimate for the Marmato Project. In light of current market conditions, we also commenced evaluating strategic options to address our short-term and long-term project development goals and liquidity issues. During the fourth quarter of fiscal 2008, the Company’s ongoing operations continued to be financed by unsecured working capital advances from a company controlled by i) the Company’s President, and ii) the Company’s Vice Chairman, Chief Executive Officer.

As a result of the recent turmoil in worldwide financial markets and the reluctance of investors to participate in the exploration sector, the Company has been unable to raise the required capital necessary to complete the Zona Baja (Mineros) transaction and address the Company’s current working capital deficiency. On October 31, 2008 Mineros S.A. notified the Company that it was unwilling to extend the closing of the Mineros transaction further and terminated the transaction. Mineros exercised its right to the nonrefundable advance and deposit previously provided by the Company in connection with the transaction.

The Company is therefore unable at this time to advance its ultimate goal of combining Zona Alta and Zona Baja continues to review all strategic alternatives, including a potential sale of all or some of the Company’s assets. The Company has canvassed a number of qualified parties with respect to a possible strategic transaction with the Company and several interested parties continue to review information regarding the Company pursuant to confidentiality agreements. In addition, the Company continues to explore potential financing opportunities. At the present time there is no certainty that these initiatives or any financing or strategic transaction will be completed.

At December 31, 2008 the Company has a significant working capital deficiency including $19,150,000 in current liabilities as follows:

Bank indebtedness	$ 200,000
Accounts payable and accrued liabilities	8,452,000
Mineral property purchase obligations	4,957,000
Related party advances	2,875,000
Short-term promissory note	2,666,000
$ 19,150,000

In the fourth quarter of 2008 the Company commenced discussions with its creditors and parties to the Company’s mineral property purchase obligations to ascertain their willingness to work with the Company to restructure its obligations. As well, the Company terminated all but essential personnel in both its Toronto and Medellin offices in order to further reduce the Company’s monthly operating cash requirements. There can be no assurance that impacted parties will cooperate with the Company in respect to these initiatives. Both the Company’s i) President, and ii) Vice Chairman, CEO are supportive of the Company’s efforts to restructure its operations given the current gold prices, however their ability to provide significant additional working capital advances has become increasingly difficult. There can be no assurance that additional funding from these individuals will be available on acceptable terms to the Company or at all.

The Company has outstanding a short-term promissory note to Global Resource Fund (“Global”). The note is collateralized by the Company’s investment in RNC (Colombia) Ltd. and collateralized by a pledge of the Company’s investments in Caldas and Gavilan. Caldas is the Company’s principal operating subsidiary and the titleholder of the Company’s mineral rights and legal mine titles. The loan was due December 29, 2008 and the Company was unable to repay the note at that time. In connection with the Company’s attempts to advance other strategic and/or financing alternatives, the Company has advised the holder of the Company’s plans. There can be no assurance the Company’s short-term promissory note will be repaid or that the holder will not call the loan or exercise its rights to the loan’s underlying collateral, which includes a pledge of the Company’s mineral and exploration properties and rights.

The ability of the Company to continue as a going concern is dependent on the ongoing discussions and/or forbearance with its lenders, creditors, and mineral property obligation holders, as well as obtaining additional financing. There is no assurance that our lenders will cooperate with the Company, that the Company’s creditors will provide accommodations, or that a financing or other transaction can be completed on terms acceptable to the Company.

The Company has reduced its staffing levels from approximately 200 at September 30, 2008 to approximately 30 at December 31, 2008 and has suspended further exploration activities while management reviews the results of the 46,000 meters drilled to date and continues its ongoing review of strategic alternatives. The Company has recorded all contractual obligations in respect of these reductions at December 31, 2008.

Events Subsequent to Year-End and Impact of Market Conditions

As of the date of the MD&A, the current economic uncertainty and weakness in the capital markets continues to negatively impact the industry with the average junior mining company experiencing share price declines in excess of 75% and market capitalization declines in excess of $250 million. Similar to other companies in the industry, we continue to experience difficulty raising the additional capital necessary to fund our ongoing operations. The Company continues to canvass qualified parties regarding a potential merger or sale of some or all of the Company’s assets, however management believes there are a large number of junior mining companies pursuing similar strategies and a finite number of potential acquirers given the current economic environment.

The Company has been unable to pay its $2,600,000 promissory note with Global Resource Fund that was due December 29, 2008. The note holder has not demanded repayment of the note and continues to work with the Company while the Company reviews its strategic alternatives. In return, subsequent to year-end the Company has agreed to pledge the Company’s Colombian mineral and exploration properties and rights as additional security for the note.

Management believes that it is able to continue as a going concern based on the reduced level of expenditures and continued unsecured working capital advances received from a company controlled by i) the Company’s President, and ii) the Company’s Vice Chairman and CEO. Should these working capital advances become unavailable or should the Company’s creditors become unwilling to work with the Company while it endeavors to secure additional financing or a strategic partner, the going concern assumption may cease to be valid in the future and the impact on the Company’s ability to continue operations could be significant.

Impact on Carrying Value of Recorded Assets

In an effort to manage the Company’s working capital deficiency, the Company disposed of $751,000 of non-secured assets. The Company believes the carrying values of the Company’s remaining fixed assets, consisting primarily of vehicles, equipment, and the Company’s Medellin office building remains appropriate.

In preparing the Company’s December 31, 2008 consolidated financial statements the Company also reviewed the carrying value of mineral and exploration properties and rights at the balance sheet date, considering external economic factors and the status of the capital markets as of the date of this MD&A. As a result of this review, a write-down of $40,545,000 was recognized in the consolidated statements of operations for the year ended December 31, 2008.

Marmato Mountain – Zona Alta

As at December 31, 2008, the Zona Alta of Marmato Mountain in Colombia hosts approximately 275 small mines, and Compañia Minera de Caldas, S.A. (“Caldas”), our Colombian subsidiary, is seeking to purchase each of these. We own 95% of Caldas, with the remaining 5% held directly or indirectly by directors, officers, and senior management of the Company, as Colombian law requires a minimum of five shareholders. Of these mines, 83 have registered titles in the Ministry of Mines in the province of Caldas. We refer to these mines as Category 1. Another 36 mines, referred to as Category 2, are located in an area called CHG-081, in which there is one mining concession contract, and we refer to these mines as Category 2. Once the Category 2 mines have been purchased, Caldas will own the entire CHG-081 contract. Our objective is to secure ownership of these 119 properties. Approximately 90 of the remaining mines have made applications for legalization. We refer to these mines as Category 3. Of the applications made, management believes that less than 20 will be approved. Approximately 66 are illegal mines.

Certain mining properties have been purchased or optioned and are awaiting final payment once the documentation and registration is complete. The total number of legal mining titles acquired by Caldas at December 31, 2008 is 109, compared to 80 at December 31, 2007. Of these mines, 92 are currently registered in the name of Caldas.

Marmato Mountain – Zona Baja

On January 29, 2008 we entered into a Share Purchase and Sale Agreement with Mineros. Under the terms of the agreement, we agreed to purchase all the issued and outstanding shares of Mineros, for cash consideration of $35,000,000. The agreement provided that the transaction would be completed on April 29, 2008, unless extended by mutual agreement. We provided a deposit guarantee in the amount of 4.9 billion pesos (approximately $2,296,000) in respect to this transaction. On April 29, 2008 the Company and Mineros agreed to extend the completion date to June 30, 2008, unless further extended by mutual agreement. In connection with this extension, we advanced a further $7,000,000 towards the purchase price on June 19, 2008 with the balance due upon closing.

On June 27, 2008 the Company and Mineros entered into an agreement to extend the closing date until the third business day after the transaction is approved by Colombian regulators without going beyond July 30, 2008. In June, 2008 we filed a request for review of the transaction with the Colombian Government in an effort to accelerate closing of the transaction. In July, 2008 the Colombian officials requested additional information from both parties and regulatory approval was ultimately granted in September, 2008. The closing date of the transaction was further extended by Mineros until October 31, 2008 as we endeavored to complete our previously announced debt offering to fund the balance of the purchase price. Both the deposit guarantee and the advance were non-refundable if the transaction was not completed for any reason. In connection with the turmoil in the worldwide financial and credit markets that intensified in the fourth quarter of 2008, on October 31, 2008 Mineros notified the Company that it was unwilling to extend the closing of the transaction beyond October 31, 2008 and exercised its right to both the nonrefundable advance and deposit guarantee.

The Echandia Property

On November 20, 2007, we entered into a letter of intent with Colombia Gold, a corporation incorporated under the laws of England. Colombia Gold’s main assets are the mining rights to the Echandia Property, located adjacent to Marmato Mountain. We believe that the Echandia Property contains an extension of the mineralized zone from Marmato Mountain. Completion of the transaction is subject to negotiation and execution of a definitive agreement, satisfactory completion of technical, financial, legal, and other commercial due diligence and customary conditions, including all shareholder, court and regulatory approvals. The proposed transaction was a share exchange with the Company exchanging its shares for those of Colombia Gold. We have experienced difficulty in receiving certain information specified in our Letter of Intent with Colombia Gold that we require to complete our due diligence investigation. Given these ongoing delays there is no assurance that we will be able to complete our due diligence investigation, that a definitive agreement will be executed, or that the acquisition will be completed. In addition, the Board of Directors of Colombia Gold have indicated that they intend to terminate the Letter of Intent. We have informed Colombia Gold that it does not have the ability to terminate the Letter of Intent at this time, however we are working with Colombia Gold to resolve the situation as part of our review of strategic alternatives.

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

Revenues

We have not yet completed our economic feasibility studies to establish the existence of proven or probable reserves for our properties. To date, we have not produced any gold, and, as a result, we have not recognized any revenues from mining activities for the period since incorporation to December 31, 2008.

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

Going Concern

We incurred a net loss of $82,602,000 for the period from inception on March 25, 2003 to December 31, 2008, and we are not presently generating any revenue. We have a working capital deficiency of $19,065,000 at December 31, 2008. Furthermore, we have used $61,661,000 during this period to fund our operations and mineral acquisitions program.

As at December 31, 2008 we do not have any cash resources and we will need to raise additional debt or equity financing during fiscal 2009 to continue to execute our business plan. We currently do not have any secure arrangements for additional financing. There can be no assurance that additional financing will be available to us on acceptable terms, or at all. These factors, among others, raise substantial doubt about our ability to continue as a going concern. Our financial statements do not include any adjustments to reflect the possible future effect on the recoverability and classification of the assets or the amounts and classification of liabilities that may result should we cease to continue as a going concern. Readers of this MD&A should refer to the Company’s Annual Consolidated Financial Statements for the year ended December 31, 2008 and in particular Note 1 – “Going Concern and Nature of Operations” to these consolidated financial statements for further information.

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

Our consolidated financial statements include the accounts of (i) Colombia Goldfields Ltd., a Delaware Corporation, (ii) our wholly-owned subsidiary RNC (Colombia) Limited, a Belize corporation and its 95% owned subsidiary, Compania Minera de Caldas, S.A., a Colombia corporation, and (iii) our 94% interest in Gavilan Minerales, S.A. (“Gavilan”), a Colombia Corporation. Colombian law requires a minimum of five shareholders for Colombian companies; as a result, the remaining 5% ownership of Caldas and 6% ownership of Gavilan are held by directors, and senior management of the Company. The directors and senior management of Caldas and Gavilan have executed voting and support agreements in favor of the Company. All significant inter-company transactions and balances are eliminated upon consolidation.

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

Costs of acquiring mining properties, including interest costs attributable to mineral property acquisitions, are capitalized upon acquisition. Pursuant to Statement of Financial Accounting Standards (SFAS) No.34, Capitalization of Interest Costs, interest costs attributable to mineral property acquisitions are also capitalized. Mine development costs incurred either to develop new ore deposits, expand the capacity of mines, or to develop mine areas substantially in advance of current production are also capitalized once proven and probable reserves exist and the property is commercially mineable. Costs incurred to maintain current production or to maintain assets on a standby basis are charged to operations. Costs of abandoned projects are charged to operations upon abandonment. We evaluate the carrying value of capitalized mining costs and related property, plant and equipment costs, to determine if these costs are in excess of their net recoverable amount whenever events or changes in circumstances indicate that their carrying amounts may not be recoverable. The periodic evaluation of carrying values of capitalized costs and any related property, plant and equipment costs are based upon expected future cash flows and/or estimated salvage value in accordance with SFAS No. 144, Accounting for Impairment or Disposal of Long-Lived Assets.

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

Selected Financial Information

The following table sets forth selected financial information for the years ended December 31, 2008 and December 31, 2007. This summary of selected financial information is derived from, and should be read in conjunction with, and is qualified in its entirety by reference to, our audited financial statements for the year ended December 31, 2008 and the related note disclosures.

			Cumulative
			from Inception
			(March 25, 2003
	Year Ended	Year Ended	through
	December 31,	December 31,	December 31,
In Thousands, except Per Share Amounts	2008	2007	2008)
Statement of Loss and Deficit
Total Operating Expenses	$71,411,000	$16,370,000	$96,657,000
Net loss and comprehensive loss	$(60,197,000)	$(14,575,000)	$(82,602,000)
Loss per Share-basic and diluted	$(0.64)	$(0.21)
Balance Sheet Data	As at
	December 31,	As at December
	2008	31, 2007
Total Assets	$26,126,000	$74,519,000
Total Long-Term Debt	$-	$-
Total Liabilities	$19,150,000	$23,433,000
Total Shareholders’ Equity	$6,976,000	$51,086,000

Results of Operations –Fiscal Year 2008 Compared with Fiscal Year 2007

For the year ended December 31, 2008, we incurred a net loss of $60,197,000 (2007-$14,575,000). We generated interest and other income of $156,000 (2007-$20,000). The primary contributors to our net loss for the year ended December 31, 2008 were mineral property exploration expenses of $16,521,000 (of which $586,000 related to non-cash stock-based compensation expenses) and general and administrative expenses of $6,463,000 (of which $2,028,000 related to non-cash stock-based compensation expenses), along with foreign exchange gains of $1,642,000, primarily related to unrealized foreign exchange gains on the translation of foreign currency-denominated accounts payable and accrued liabilities, mineral property purchase obligations, and deferred income tax balances. We also recorded a $9,296,000 write-down of the Mineros advance and deposit in connection with Mineros’ decision to terminate its agreement with us and a write-down of $40,545,000 of mineral and exploration properties and rights in connection with our year-end impairment review based on current market conditions.

For the comparative period, the primary contributors to our net loss were mineral property exploration expenses of $8,102,000 (of which $900,000 related to non-cash stock-based compensation expenses) and general and administrative expenses of $6,066,000 (of which $2,175,000 related to non-cash stock-based compensation expenses).

Our operations typically involve the following activities and expenditures:

i)

The acquisition of mineral concessions: To December 31, 2008, this has consisted primarily of payments for the assignment contracts and subsequent full legal titles associated with the Caramanta properties, the acquisition of Zona Alta concessions via our purchases of RNC, and the purchase of the Kedahda properties. The concessions we acquire typically grant to the concessionaire the right to carry out, within the given area, the studies, works and installations necessary to establish the existence of the minerals and to exploit them according to rules and criteria belonging to the accepted techniques of geology and mining engineering. During the year ended December 31, 2008, we did not expend any cash on the acquisition of mineral concessions.

ii)

The acquisition of mineral and exploration rights. This typically involves staged payments to affected landholders and related stakeholders. The procedure for payment is normally a payment of 25% of the total negotiated purchase price on signing, 25% when title to all documentation has been submitted to the local mining department and the final 50% payment when the mining claim has been registered in the name of Caldas. Satisfactory resolution of local landowner concerns is essential to the eventual development and operation of modern gold mines on Marmato Mountain. As at December 31, 2008, we had reached agreements with the titleholders to secure 109 legal titles deemed desirable in our business plan, with 92 titles registered in the name of Caldas. During the year ended December 31, 2008, we expended a total of $926,000 on mineral and exploration rights and have obligations as at December 31, 2008 to make payments of $4,957,000 pursuant to amounts owing under our purchase agreements; and

iii)

The exploration of acquired mineral properties and related activities. This typically involves the payment of salaries, wages, and other costs attributable to furthering our mineral concessions and rights, along with allocated stock-based compensation costs. During the year ended December 31, 2008, we expended a total of $16,521,000 on exploration activities.

As a result of our fiscal 2008 efforts to explore and evaluate the Marmato Mountain District, our mineral property exploration expenses increased significantly for the year ended December 31, 2008 to $16,521,000 (including $586,000 in stock-based compensation) from $8,102,000 (including $900,000 in stock-based compensation) for the year ended December 31, 2007. The primary reason for the increase was the significant drilling expenses incurred to complete the 46,000 meters of drilling described elsewhere in this MD&A. With the suspension of additional drilling at the end of the third quarter of fiscal 2008, we expect that exploration expenses will be reduced in future periods.

General and administrative expenses remained relatively constant in the year ended December 31, 2008 at $6,463,000 compared to $6,066,000 for the year ended December 31, 2007, reflecting the completion of our transition from a start-up enterprise to a company with an exploration program and infrastructure sufficient to support field activities for the majority of 2008. A significant component of general and administrative expenses in fiscal 2008 was allocated stock-based compensation, which totaled $2,028,000 compared to $2,175,000 in fiscal 2007. The remainder of the Company’s fiscal 2008 general and administrative costs included accounting and legal fees of $1,300,000 (approximately $250,000 relating to Sarbanes-Oxley compliance requirements, $650,000 relating to the Company’s proposed acquisitions of Mineros and Colombia Gold, and the balance relating to legal costs associated with maintaining the Company’s dual U.S./Canadian public company status), investor relations costs of $480,000, and the balance relating to corporate salaries, travel and head office expenses. As well, in fiscal 2008 the Company incurred $1,642,000 in foreign exchange gains on the translation of foreign currency-denominated monetary assets and liabilities, as the majority of the Company’s accounts payable, accrued liabilities, and deferred income taxes in Caldas and Gavilan are denominated in Colombian pesos and are impacted by fluctuations in foreign currency rates. During fiscal 2008 the U.S. dollar strengthened against the Colombian peso by approximately 10%, resulting in the aforementioned foreign exchange gains on translation of foreign currency denominated working capital and deferred income taxes. Approximately $800,000 of these gains relate solely to the translation of deferred tax taxable temporary differences associated with the Company’s historical acquisitions of RNC and Gavilan.

For the year ended December 31, 2008 we incurred a net loss of $60,197,000 compared to $14,575,000 for the year ended December 31, 2007. The primary contributors to our fiscal 2008 loss were $16,521,000 in mineral property exploration expenses, $6,463,000 in general and administrative expenses, $9,296,000 related to the write-down of the Mineros advance and a deposit, a $40,545,000 write-down of our mineral rights, foreign exchange gains of $1,642,000 and amortization of $228,000. We generated $156,000 in interest and other income during fiscal 2008 and recorded a deferred income tax recovery of $11,058,000 related to deductable temporary differences associated with our Colombian subsidiaries and the write down of our mineral exploration properties and rights.

During fiscal 2008, we used cash of $13,466,000 in operations (2007-$9,607,000). The majority of our operating cash requirements consisted of exploration costs incurred in our Colombian operations, and consulting fees, travel expenses, and audit and legal fees related to regulatory compliance.

During fiscal 2008, we received $2,875,000 in related party advances, experienced an increase in bank indebtedness of $200,000 and expended $3,284,000 on the acquisition of mineral exploration rights, resulting in a net cash decrease of $6,939,000.

As at December 31, 2008, our working capital deficiency of $19,065,000 consisted of i) prepaid expenses and deposits of $85,000; and ii) current liabilities of $19,150,000, consisting primarily of amounts owing to Marmato titleholders under our mineral and exploration rights purchase agreements (at December 31, 2008, $4,957,000 is owing pursuant to these agreements), $2,666,000 related to our short-term promissory note with Global Resource Fund, $2,875,000 in related party advances and the balance associated with accounts payable and accrued liabilities. While we endeavor to manage the timing of these payments, the timing of settlement of these liabilities remain uncertain. Payment of our mineral and exploration rights agreements are typically due as the contracts progress through the Colombian government approval process.

Liquidity and Capital Resources

Our cash and working capital positions as at the dates indicated were as follows:

	As at	As at
	December 31, 2008	December 31, 2007
Cash and cash equivalents	$-	$6,939,000
Working capital deficiency	$(19,065,000)	$(3,680,000)

We have historically relied on equity capital to fund our operations and mineral property acquisition and exploration activities. For the cumulative period from March 25, 2003 to December 31, 2008, we have raised $61,661,000 from the issuance of shares of common stock, special warrants, share purchase warrants, and short-term bridge loans (net of repayments) and used $61,661,000 to fund operations and mineral property acquisition and exploration activities, leaving nominal cash resources and a working capital deficiency of $19,065,000 as at December 31, 2008.

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

In connection with the offering, we paid as a commission $664,000 and incurred issue costs of $270,000. The Company issued 781,690 special broker warrants (the “Special Broker Warrants”) to the agents retained for the offering, each Special Broker Warrant exercisable for no additional consideration into one broker warrant of the Company (“Broker Warrants”), and each Broker Warrant entitling the holder to purchase one common share at an exercise price of $0.85 per common share for 24 months following the date of the offering.

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

On February 8, 2008, we borrowed $2,500,000 from Global Resource Fund (“Global”) pursuant to a promissory note issued to Global (the “Promissory Note”). Auramet Trading, LLC is a participant in the loan and one of our directors, James Verraster, serves as Chief Executive Officer of Auramet Trading, LLC. The Promissory Note provided for a $2,500,000 secured loan maturing on July 31, 2008. The borrowing under the Promissory Note is secured by guarantees and pledges of our subsidiaries. The guarantee is, in turn, secured by first priority pledges of the shares of such subsidiaries held directly and indirectly by the Company. The borrowing under the Promissory Note bore interest at the rate of 12.5% per annum, and interest payments are due monthly on the last day of the month, commencing on February 29, 2008. Proceeds from the borrowing were used in connection with the Company’s bid to acquire all the issued and outstanding shares of Mineros, as described elsewhere in the MD&A, as well as for general corporate purposes. In connection with the loan, we issued 350,000 common share purchase warrants to Global and we paid an up-front fee equal to 3.0% of the borrowing under the promissory note. Each warrant entitles the holder to purchase one common share at an exercise price of CDN $1.10 for a period of 24 months from the date of closing. If the warrants were not exercised by the expiration date, pursuant to the loan the holder could require us to repurchase the warrants for $50,000.

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

We were unable to make certain required interest payment in the fourth quarter of fiscal 2008 and were unable to repay the loan on December 29, 2008. As a result, the lender has the right to exercise its right to the loan’s underlying security. There can be no assurance that the lender will exercise its right to its security, in which included our investments in RNC (Colombia), Caldas and Gavilan. Subsequent to year-end we have also agreed to pledge as additional security the Company’s mineral and exploration properties and rights while we continue to review our strategic and financing alternatives.

As at December 31, 2008, we do not have any cash resources and we will need to raise additional equity financing to continue operations. There can be no assurance that we will be successful in raising additional funding. If we are not able to secure additional funding, the implementation of our business plan will be impaired and we may lose our option to purchase certain mining and mineral rights, our rights to certain Zona Alta mineral properties, and there can be no assurance that such additional financing will be available to us on acceptable terms or at all.

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

ii)

Mineros Deposit and Advance

As described earlier in this MD&A, we had previously entered into an agreement to purchase Mineros for cash consideration of $35,000,000. We provided a deposit guarantee secured by a term deposit of 4.9 billion Colombian pesos (approximately $2,296,000), which was payable to the vendors if the transaction was not completed for any reason. We also paid an additional advance of $7,000,000 against the purchase price in connection with the extension of the closing, which was also nonrefundable.

On September 22, 2008 we entered into an agreement with Mineros to extend the closing of the transaction to October 31, 2008. On October 31, 2008 Mineros indicated they were unwilling to further extend the transaction beyond October 31, 2008 and exercised their right to both the deposit and advance.

iii)	Caramanta Properties

a)

Concession No. 669-17

Pursuant to an option agreement to purchase concession No. 669-17 in the Caramanta region, in the event that we determine it in the best interest of the Company to continue exploration, the contract specifies the following scheduled payments required to obtain a 100% interest in the project: fiscal 2007 - 300 million pesos; fiscal 2008 – 660 million pesos and fiscal 2009 – 1.44 billion pesos. To December 31, 2008 we have made payments totalling 543 million pesos (approximately $242,000) against the total 2.4 billion pesos (approximately $1,070,000) contract. We intend to continue exploration of the project in order to determine whether we will continue to make scheduled payments towards acquiring a 100% interest. In the event we chose not to continue the project, no further payments are required and the option would be terminated.

b)

Concession No. 653-17

Pursuant to an option agreement to purchase concession No. 653-17 in the Caramanta region, in the event that we determine it in the best interest of the Company to continue exploration, the contract specifies the following scheduled payments required to obtain a 100% interest in the project: fiscal 2008 – 450 million pesos; fiscal 2009 – 350 million pesos; fiscal 2010-200 million pesos. To December 31, 2008 we have made payments totalling 300 million pesos (approximately $134,000) against the total 1.0 billion pesos (approximately $446,000) contract. We intend to continue exploration of the project in order to determine whether we will continue to make scheduled payments towards acquiring a 100% interest. In the event we chose not to continue the project, no further payments are required and the option would be terminated.

c)

Other Concessions and Legalization Proposals (644-17, 805-17)

The Company has other options with various unrelated parties that provide us with options to acquire other property interests in the Caramanta Region. The Company has options to pay a total of 730 million pesos (approximately $326,000) to acquire 100% interests in the properties, subject to the concessions being granted to the underlying applicants and subsequently being transferred to and registered in the name of the Company. To date we have made payments totalling 635 million pesos (approximately $283,000).

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

We have a two-year contract with Mr. Thomas Lough, our President, through October 15, 2009. Mr. Lough is also the President and a director of Investcol. We purchased our 100% interest in RNC from Investcol. Under the contract, Mr. Lough is entitled to receive monthly compensation of CDN $15,000. In addition, Mr. Lough is entitled to reimbursement of all reasonable out-of-pocket expenses incurred in the performance of his duties. If Mr. Lough’s contract is terminated without cause, he is entitled to recover a lump sum equal to 12 months monthly compensation and accelerated vesting of his options. Under the contract, Mr. Lough has disclaimed any rights to all intellectual property created by him or jointly with others while with us. In addition, following termination of the contract, Mr. Lough will be subject to a one year non-competition covenant.

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

On February 8, 2008, we borrowed $2,500,000 from Global Resource Fund (“Global”) pursuant to a promissory note issued to Global (the “Promissory Note”). Auramet Trading, LLC is a participant in the loan and a former and then director, James Verraster, serves as Chief Executive Officer of Auramet Trading, LLC. The Promissory Note provided for a $2,500,000 secured loan maturing on July 31, 2008. The borrowing under the Promissory Note is secured by guarantees and pledges of our subsidiaries. The borrowing under the Promissory Note bore interest at the rate of 12.5% per annum, and interest payments are due monthly on the last day of the month, commencing on February 29, 2008.

In connection with the loan, we issued 350,000 common share purchase warrants to Global and we paid an up-front fee equal to 3.0% of the borrowing under the promissory note. Each warrant entitles the holder to purchase one common share at an exercise price of CDN $1.10 for a period of 24 months from the date of closing. If the warrants are not exercised by the expiration date, the holder may require us to repurchase the warrants for $100,000. The Company has also agreed to pay $100,000 and issued 425,000 common shares (125,000 in connection with the first extension and 300,000 in connection with the second extension) in connection with extensions of the loan to December 29, 2008.

The Company has received from time to time advances totaling $2,875,000 at December 31 2008 from RNC (Management) Ltd., a Company controlled by i) the Company’s President, and ii) the Company’s Vice Chairman and CEO. The advances are unsecured, non-interest bearing, and are being used to finance the Company’s ongoing operations while alternative sources of financing are pursued.

One of our directors, Edward Flood, serves as Managing Director, Investment Banking with Haywood Securities, UK, Limited. The Company pays fees to Haywood from time to time for services rendered as agent in connection with financings undertaken by the Company. Certain of our directors also receive consulting fees from the Company as described elsewhere in this annual report.

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

Going Concern

We incurred a net loss of $82,602,000 for the period from inception on March 25, 2003 to December 31, 2008, and we are not presently generating any revenue. Furthermore, we have used $61,661,000 during this period to fund our operations and mineral acquisitions program. At December 31, 2008, we have a $19,065,000 working capital deficiency. Our future and ability to meet our anticipated exploration expense, mineral properties, and rights acquisitions is dependent upon our ability to obtain additional financing and upon future acquisition, exploration and development of profitable operations from our mineral properties. We have made efforts to reduce or eliminate certain costs in order to continue as a going concern. Management expects to monitor and control the Company’s operating costs to a minimum until cash is available through external financing sources. In the interim, a Company controlled by certain officers of the Company has provided unsecured working capital advances to maintain the continuity of our operations.

As at December 31, 2008 we do not have any cash resources and we will need to raise additional equity financing during fiscal 2009 to continue operations. We will also need to negotiate with our creditors to reduce our external amounts owing to creditors and there can be no assurance we will be successful in these negotiations. These factors, among others, raise substantial doubt about our ability to continue as a going concern. Our consolidated financial statements do not include any adjustment to reflect the possible future effect on the recoverability and classification of the assets or the amounts and classification of liabilities that may result should we cease to continue as a going concern.

Limited Operating History

We have a very limited operating history upon which an evaluation of our future success or failure can be made. It was only recently that we took steps in a plan to engage in the acquisition of interests in exploration and development properties in Western Colombia, and it is premature to evaluate the likelihood that we will be able to operate our business successfully. To date, we have been involved primarily in the acquisition of property interests and mining rights in Western Colombia. We have not earned any revenues from our current operations and we have experienced significant losses and have a working capital deficiency as of December 31, 2008.

Title Risk

We do not maintain insurance against title. Title on mineral properties and mining rights involves certain inherent risks due to the difficulties of determining the validity of certain claims as well as the potential for problems arising from the frequently ambiguous conveyance history of many mining properties. Currently, we are in the process of investigating the title of mineral concessions for which we hold either directly or through our equity interest in our Colombian subsidiaries. We cannot give any assurance that title to properties we acquired individually or through historical share acquisitions will not be challenged or impugned and cannot be certain that we will have or acquire valid title to these mining properties. For example, there is a risk that the Colombian government may in the future grant additional titles in excess of the Company’s expectations to currently illegal miners or we may be unable to convince currently illegal miners to vacate our properties. Furthermore, although the Company believes that mechanisms exist to integrate the titles of legal mineral properties currently not owned by the Company, there is a risk that this process could be time consuming and costly. As the Company begins the processes of integration, the costs of acquiring the remaining properties and associated surface rights could rise significantly or become cost prohibitive. Furthermore, the risk exists that one or more of the remaining titleholders could delay the integration process through administrative avenues. The possibility also exists that title to existing properties or future prospective properties may be lost due to an omission in the claim of title, or by our inability to honor our contractual purchase obligations. Furthermore, given our current financial condition, and the continued deterioration of the global capital markets, if we are unable to secure further financing our trade and/or other creditors may seek to lay claims against our assets or otherwise impede our business. As a result, any claims against us may result in liabilities or costs we will not be able to afford or significant delays resulting in the failure of our business.

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

Government, Environmental, and Legal Risks

Our operations are subject to Colombian and local laws and regulations regarding environmental matters, the abstraction of water, and the discharge of mining wastes and materials. Any changes in these laws could affect our operations and economics. Environmental, employment and laws and regulations change frequently, and the implementation of new, or the modification of existing, laws or regulations could harm us. We cannot predict how agencies or courts in Colombia will interpret existing laws and regulations or the effect these adoptions and interpretations may have on our business or financial condition. We may be required to make significant expenditures to comply with governmental laws and regulations.

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

Our plans to significantly curtail our Medellin and Toronto operations may result in unforeseen expenses and/or restructuring liabilities. Given our termination of all but essential personnel in Toronto and Medellin, there can be no assurance that the Company will not be subject to government or civil penalties or additional severance costs should individuals and/or government agencies impacted by the Company’s termination plans choose to bring legal actions against the Company or otherwise impede our restructuring plans. Furthermore, we may not have adequate resources to resolve any unforeseen restructuring issues or costs.

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

Completion of Colombia Gold Transaction

As described earlier in this MD&A, the Company has announced the proposed acquisition of Colombia Gold. There can be no assurance that this transaction will be completed, as significant regulatory, due diligence, and legal matters are outstanding. Furthermore, the acquisition of Colombia Gold continues to be delayed primarily due to delays by Colombia Gold in delivering certain outstanding due diligence materials. In addition, the Board of Directors of Colombia Gold has indicated that they intend to terminate the Letter of Intent. We have informed Colombia Gold that it does not have the ability to terminate the Letter of Intent at this time. There can be no assurance that we will have the financial and management resources to successfully complete this transaction in the future.

Recently Issued Accounting Standards

In September, 2006 the FASB issued FAS 157 – Fair Value Measurements that provides enhanced guidance for using fair value to measure assets and liabilities. FAS 157 applies whenever U.S. GAAP requires or permits measurement of assets or liabilities at fair value. FAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007 (further deferred for certain non financial assets and liabilities). The adoption of FAS 157 had no impact on the Company’s consolidated financial statements.

In February 2007 the FASB issued FAS 159 – The Fair Value Option for Financial Assets and Financial Liabilities. FAS 159 offers an irrevocable option to carry eligible financial assets and liabilities at fair value, with the election to be made on an instrument by instrument basis, with changes in fair value recorded in earnings. FAS 159 is expected to expand the use of fair value measurement for many companies, which is consistent with the FASB’s long-term measurement objectives for accounting for financial instruments. FAS 159 is effective as of an entity’s first fiscal year that begins after November 15, 2007 and is applied prospectively. The adoption of FAS 159 had no impact on the Company’s consolidated financial statements.

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

Share Data

At December 31, 2008, we had 104,524,486 common shares outstanding. In addition, we had outstanding:

i)	5,170,000 stock options, each of which is exercisable into one common share; and

ii)	25,259,673 common share purchase warrants, each of which is exercisable into one common share;

Fiscal 2008 Exploration Activities and Exploration Outlook

Marmato Properties

We have been working on the Marmato Mountain Development Project since 2005. The main focus of work since then has been to negotiate the purchase of numerous small mines that comprise the Zona Alta portion of the mountain. In the third quarter of 2008 we continued technical studies started in 2007 to carry out a scoping study scheduled for completion in the second quarter of 2008 and a pre-feasibility study scheduled for fiscal 2009, should the Company be able to secure the necessary additional resources. We completed a preliminary resource estimate in the second quarter of 2008 based on the results of the initial drilling and underground mine sampling.

Drilling and Underground Sampling

Our original objective was to drill a cumulative total of 60,000 meters by the end of fiscal 2008.

On September 23, 2008 we announced that we had completed 46,000 meters of our drilling program on Zona Alta. Results from this drilling are being used to update the Company’s resource estimate for the entire mountain. In connection with the recent turmoil in the worldwide financial markets, the Company temporarily suspended additional drilling in order to reduce the Company’s ongoing operating expenses.

The underground channel sampling program at Marmato continued during 2008 and was completed before site work was temporarily suspended. The program comprised continuous saw-cut channel samples from all cross-cuts, mine faces and at regular intervals along the backs in the numerous artisanal mines in the Zona Alta. This was carried out in conjunction with detailed surveying of the mine portals by differential global positioning system instruments and detailed surveying of the underground mines by theodolite and total station survey instruments. This has enabled a three-dimensional model of the mines and veins to be constructed. A total of 1,572 channel samples with a total length of 2,200 meters were taken in this program, and a total of 30,263 meters of underground mine working were surveyed. A program of mine maintenance and rehabilitation was carried out for access for surveying and sampling. In addition, drill chambers were prepared underground in order to carry out diamond drilling from underground.

Resource Estimate

We contracted Micon International Limited of Toronto, Ontario to carry out a resource estimate of the Zona Alta of Marmato based on our drilling and underground sampling results. A preliminary inferred resource estimate was announced on May 12, 2008 based on the first 12,000 meters of diamond drilling in 68 holes, 1165 meters of cross-cut samples, and 500 meters of individual underground samples. On September 2, 2008 we announced the results of our drill program.

Metallurgy

SGS Lakefield Research Limited (“SGS”) of Lakefield, Ontario was contracted by us to carry out preliminary scoping metallurgy test work to develop a process flow sheet for our Scoping Study. The report was received in April, 2008, a summary of which was disclosed in our press release in April, 2008.

Geotechnical Studies

Golder Associates Ltd. (“Golder”) of Mississagua, Ontario was contracted by us to carry out geotechnical data collection and interpretation for open pit design, to make a preliminary selection and evaluation of sites for waste rock and tailings disposal, and to carry out preliminary heap leach pad design. This will form part of the Scoping Study. Geotechnical logs were made of the drill core by our geologists and Golder used this and other data to carry out data analysis and pit slope determination at a scoping study level. These studies continued until the third quarter of 2008. A preliminary report on the pit slope study was received in June, 2008, and a preliminary report on waste rock and tailings was received in December, 2008.

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

Knight Piesold of Denver, Colorado were contracted to carry out validation of environmental data collection and management, and a social impact study, including independent supervision of the baseline study that was carried out by LHC. SGS was contracted by us to carry out a preliminary and rock drainage study (ARD) on tailings and waste rock and the report was received in 2007. Collection of environmental data continued in 2008 to give a second year of baseline data.

Scoping Study

We have contracted Micon International Limited of Toronto, Ontario to carry out a Scoping Study and preliminary evaluation assessment of Marmato. This work was temporarily suspended in October 2008.

Caramanta Properties

We currently control 19,060 hectares (191 square kilometers) of exploration licenses in the Caramanta Exploration Project. This includes five new and distinctive gold targets that we defined by surface exploration and sampling in 2007. These show that a cluster of gold targets surrounds the Marmato Mountain Development Project and form a 12 km-diameter gold district. These five targets are named Oro Fino, El Salto, Pácora, Campana, and San Bartolome. Our objective was to acquire additional licenses to consolidate the district and to carry out initial drill testing of these targets in 2008. None of these targets has been drilled before. The program consisted of 2,000 meters of drilling on each of the targets for a total of 10,000 meters. The drill testing has been postponed for financial reasons and to focus resources on Marmato. We believe that there is good potential for discovery of additional gold deposits in the Caramanta Exploration Region in a cluster of targets surrounding our core Marmato Mountain Development Project.

The results of a helicopter-borne magnetic and radiometric survey were received in the third quarter of 2008. Additional high resolution (1 meter) satellite imagery and derived 2 meter contour topographic map and digital elevation model (DEM) were contracted from PhotoSat of Vancouver in the first quarter of 2008 to cover the five new gold targets identified in the Caramanta Exploration Project. This was merged with and extends our previous coverage centered on Marmato to give high resolution imagery and topography over an area of 329 square kilometers. The satellite image requires cloud-free weather conditions and was collected in December 2008, and the final products were received in March 2009. The results of these programs will be used to better define drill targets.

Item 7A.        Quantitative and Qualitative Disclosures About Market Risk

As a smaller reporting company (as defined in Rule 12b-02 of the Exchange Act), we are not required to provide the information called for by this Item 7A.

Item 8.             Financial Statements and Supplementary Data

Report of Independent Auditors

To the stockholders of Colombia Goldfields Ltd.:

We have audited the accompanying consolidated balance sheets of Colombia Goldfields Ltd. (the Company) as at December 31, 2008 and 2007, and the related consolidated statements of operations and comprehensive loss, stockholders' equity (deficiency) and of cash flows for each of the years in the two year period ended December 31, 2008. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States of America). Those standards require that we plan and perform an audit to obtain reasonable assurance whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, these consolidated financial statements referred to above present fairly, in all material respects, the financial position of Colombia Goldfields Ltd. at December 31, 2008 and 2007, and the results of its operations and its cash flows for each of the years in the two year period ended December 31, 2008 in conformity with accounting principles generally accepted in the United States of America.

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

/s/ PricewaterhouseCoopers LLP
Chartered Accountants, Licensed Public Accountants
Toronto, Canada
March 27, 2009

COLOMBIA GOLDFIELDS LTD.
(An Exploration Stage Company)
CONSOLIDATED BALANCE SHEETS
(Amounts in US Dollars, In Thousands, Except Share and Per Share Amounts)

	December 31,	December 31,
	2008	2007

ASSETS

Current

Cash and cash equivalents	$-	$6,939
Prepaid expenses and deposits	85	579
Prepaid consulting fees	-	367
	85	7,885

Non Current

Mineral and exploration properties and rights (Note 4)	25,758	65,377
Property and equipment, net of accumulated amortization (Note 5)	283	1,257
	$26,126	$74,519

LIABILITIES

Current

Bank indebtedness (Note 5)	$200	$-
Accounts payable and accrued liabilities	8,452	2,818
Mineral property purchase obligations (Notes 4 and 7)	4,957	8,747
Related party advances (Note 8)	2,875	-
Short-term promissory note (Notes 8 and 15)	2,666	-
	19,150	11,565
Non-current

Deferred income tax liability (Notes 4 and 9)	-	11,868
	19,150	23,433

STOCKHOLDERS’ EQUITY

Common stock (Note 6)
Authorized:
200,000,000 common shares, $0.00001 par value
Issued and outstanding:	1	1
104,524,486 common shares (December 31, 2007: 86,590,075 common shares)

Additional paid-in capital (Note 6)	89,577	73,490
	89,578	73,491
Deficit accumulated during the exploration stage	(82,602)	(22,405)
	6,976	51,086
	$26,126	$74,519

See accompanying Notes to Consolidated Financial Statements

*	Going Concern (Note 1)

*	Commitments and Contingencies (Note 14)

COLOMBIA GOLDFIELDS LTD.
(An Exploration Stage Company)
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(Amounts in US Dollars, In Thousands, Except Share and Per Share Amounts)

			Cumulative
			From
			Inception
			(March 25,
			2003)
			through
	Year Ended	Year Ended	December 31,
	December 31,	December 31,	2008
	2008	2007	(Unaudited)

REVENUES	$-	$-	$-

OPERATING EXPENSES

Mineral property exploration expenses (Notes 4 and 6)	16,521	8,102	29,101
General and administrative (Note 6)	6,463	6,066	16,870
Write-down of Mineros deposit and advance (Note 3)	9,296	-	9,296
Write-down of mineral and exploration properties and rights (Note 4)	40,545	-	40,545
Foreign exchange loss (gain)	(1,642)	2,085	432
Amortization	228	117	413
Total operating expenses	71,411	16,370	96,657
Other income	(156)	(20)	(293)
Loss before deferred income taxes	(71,255)	(16,350)	(96,364)
Deferred income tax recovery (Note 9)	11,058	1,775	13,762
Net loss and comprehensive loss	$(60,197)	$(14,575)	$(82,602)
LOSS PER SHARE – BASIC AND DILUTED	$(0.64)	$(0.21)
WEIGHTED AVERAGE NUMBER OF
COMMON SHARES OUTSTANDING
Basic and diluted	94,329,724	67,946,276

See accompanying Notes to Consolidated Financial Statements

* Going Concern (Note 1)

COLOMBIA GOLDFIELDS LTD.
(An Exploration Stage Company)
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIENCY)
(Amounts in US Dollars, In Thousands, Except Share and Per Share Amounts)

					Deficit
		Capital/Stock	Share		Accumulated	Total
	Common	Additional	Purchase	Special	During the	Stockholders’
	Shares	Paid-in Capital	Warrants	Warrants	Exploration Stage	Equity

Balance, December 31, 2006	56,036,849	$34,290	$2,750	$-	$(7,830)	$29,210

Year Ended December 31, 2007

Issue of Common stock for cash at $1.00
per share less agent’s fee of $541 on
March 21, 2007	9,020,000	8,075	-	-	-	8,075

Issue of 541,200 agent’s warrants in
connection with March 21, 2007 common
stock issuance	-	-	404	-	-	404

Issue of common stock for consulting
services	650,000	967	-	-	-	967

Issue of common stock to non-
management directors	60,000	73	-	-	-	73

Issue of common stock for cash at CDN
$1.40 per unit (common shares and
warrants) less allocated agent’s fee of $611
on August 14, 2007	8,483,000	9,260	-	-	-	9,260

Issue of 4,241,500 share purchase
warrants with August 14, 2007 common
stock issuance less allocated agent’s fee of
$59 – (Note 6B)	-	-	926	-	-	926

Issue of 508,980 agent’s warrants in
connection with August 14, 2007 common
stock issuance – (Note 6B)	-	-	308	-	-	308

Issuance of common stock for mineral
concessions at $1.47 on September 14, 2007	3,000,000	4,410	-	-	-	4,410

Issuance of common stock for cash at CDN
$1.10 per unit (common shares and
warrants) less agent’s fees and issue costs
of $649 on December 28, 2007	9,165,226	7,581	-	-	-	7,581

Issuance of 4,582, 613 share purchase
warrants with December 28, 2007 common
stock issuance less agent’s fees and issue
costs of $139 – (Note 6B)	-	-	1,690	-	-	1,690

Issuance of 595,739 agent’s warrants in
connection with December 28, 2007
common stock issuance – (Note 6B)	-	-	224	-	-	224

Exercise of common stock options on May
3, 2007 and November 14, 2007	175,000	131	-	-	-	131

Stock based compensation	-	2,402	-	-	-	2,402

Net loss for the year ended December 31, 2007	-	-	-	-	(14,575)	(14,575)
Balance December 31, 2007	86,590,075	$67,189	$6,302	$-	$(22,405)	$51,086

 See accompanying Notes to Consolidated Financial Statements

* Going concern (Note 1)

COLOMBIA GOLDFIELDS LTD.
(An Exploration Stage Company)
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY (DEFICIENCY)
(Amounts in US Dollars, In Thousands, Except Share and Per Share Amounts)

					Deficit
		Capital/Stock	Share		Accumulated	Total
	Common	Additional	Purchase	Special	During the	Stockholders’
	Shares	Paid-in Capital	Warrants	Warrants	Exploration Stage	Equity

Balance, December 31, 2007	86,590,075	$67,189	$6,302	$-	$(22,405)	$51,086

Year Ended December 31, 2008

Issue of 350,000 share purchase warrants
with February 8, 2008 short-term
promissory note – (Note 6B)	-	-	100	-	-	100

Issue of common stock for cash at $0.85
per unit (common shares and warrants)
less agent’s fees and issue costs of $160
on March 31, 2008	6,342,411	3,931	-	-	-	3,931

Issue of 6,341,411 share purchase
warrants with March 31, 2008 common
stock issuance less agent’s fees and issue
costs of $48	-	-	1,252	-	-	1,252

Expiry of 6,500,666 share purchase
warrants on April 25, 2008	-	2,750	(2,750)	-	-	-

Issue of 11,167,000 special warrants for
cash at $0.85 per special warrant less
agents’ fees and issue costs of $934 on
June 18, 2008	-	-	-	8,558	-	8,558

Issuance of 125,000 common shares on
August 8, 2008 in connection with first
bridge loan extension	125,000	50	-	-	-	50

Expiry of 4,241,500 share purchase
warrants on August 14, 2008	-	926	(926)	-	-	-

Conversion of 11,167,000 special
warrants into 11,167,000 common shares
and 11,167,000 share purchase warrants
on September 30, 2008	11,167,000	6,121	2,437	(8,558)	-	-

Issuance of 300,000 common shares on
October 7, 2008 in connection with
second bridge loan extension	300,000	30	-	-	-	30

Stock based compensation	-	2,166	-	-	-	2,166

Net loss for the year ended December 31, 2008	-	-	-	-	(60,197)	(60,197)

Balance December 31, 2008	104,524,486	$83,163	$6,415	$-	$(82,602)	$6,976

See accompanying Notes to Consolidated Financial Statements

* Going concern (Note 1)

COLOMBIA GOLDFIELDS LTD.
(An Exploration Stage Company)
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in US Dollars, In Thousands, Except Share and Per Share Amounts)

			Cumulative from
			Inception (March
			25, 2003) through
	Year Ended	Year Ended	December 31,
	December 31,	December 31,	2008
	2008	2007	(Unaudited)

OPERATING ACTIVITIES:
Net loss	$(60,197)	$(14,575)	$(82,602)
Items not requiring cash outlay:
- Consulting fees	-	-	54
- Amortization	228	117	413
- Mineral property exploration	-	-	250
- Stock based compensation	2,614	3,075	7,682
- Write down of Mineros deposit and advance	9,296	-	9,296
- Write down of mineral and exploration properties and rights	40,545	-	40,545
- Deferred income taxes	(11,058)	(1,775)	(13,762)
Changes in non-cash working capital items
- Prepaid expenses and deposits	699	(403)	120
- Accounts payable, accrued and other liabilities	4,407	3,954	8,790
- Due to/from related parties	-	-	5
Net cash used in operating activities	(13,466)	(9,607)	(29,209)

FINANCING ACTIVITIES:
Issuance of equity securities, net of issue costs and fees	13,741	28,468	55,955
Issuance of promissory notes and related warrants	2,500	9,700	12,200
Repayment of promissory notes	-	(9,700)	(9,700)
Related party advances	2,875	-	2,875
Increase in bank indebtedness	200	-	200
Exercise of stock options	-	131	131
Net cash provided by financing activities	19,316	28,599	61,661

INVESTING ACTIVITIES:
Purchase of mineral exploration rights	(3,284)	(11,982)	(21,505)
Purchase of equipment	(5)	(954)	(1,426)
Website development costs	-	-	(21)
Mineros deposit and advance	(9,500)	-	(9,500)
Net cash used in investing activities	(12,789)	(12,936)	(32,452)

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS
	(6,939)	6,056	-

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD
	6,939	883	-
CASH AND CASH EQUIVALENTS AT END OF PERIOD
	$-	$6,939	$-

SUPPLEMNTAL CASH FLOW INFORMATION

Interest and financing fees	$701	$425	$1,126
Income taxes	$-	$-	$-

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

These consolidated financial statements have been prepared using U.S generally accepted accounting principles applicable to a going concern which contemplates the realization of assets and settlement of liabilities in the normal course of business as they come due. The Company has incurred a cumulative net loss since inception on March 25, 2003 to December 31, 2008 of $82,602 and has no source of operating revenue. The Company’s ability to meet its obligations and continue as a going concern is dependent on securing future funding. As a result of the recent turmoil in worldwide financial markets the Company has been unable to raise the required capital necessary to address the Company’s current working capital deficiency at December 31, 2008. As a result, the Company is reviewing strategic alternatives, including a sale process for all or some of the Company’s assets. The Company has canvassed a number of qualified parties with respect to a sale or financing transaction for some or all of the Company’s assets and has also provided data room access pursuant to confidentiality agreements to interested parties. At the present time there is no certainty that these initiatives or any financing or sale of one or more of the Company’s projects or the Company itself will be completed.

At December 31, 2008 the Company has a significant working capital deficiency including $19,150 in current liabilities as follows:

Bank indebtedness	$200
Accounts payable and accrued liabilities	8,452
Mineral property purchase obligations	4,957
Related party advances	2,875
Short-term promissory note	2,666
$19,150

The Company continues discussions with its creditors and parties to the Company’s mineral property purchase obligations to ascertain their willingness to work with the Company to restructure its obligations. As well, the Company has terminated all but essential personnel in both its Toronto and Medellin offices in order to further reduce the Company’s monthly operating cash requirements. While both i) the Company’s President, and ii) the Company’s Vice Chairman, and CEO are supportive of the Company’s efforts to restructure its operations given the current gold prices, their ability to provide significant additional working capital advances has become increasingly difficult. While they have not requested repayment of their related party advances there can be no assurance that additional funding from these individuals will be available on acceptable terms to the Company or at all. No interest has been charged or requested on the working capital advances.

COLOMBIA GOLDFIELDS LTD.
(An Exploration Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in US Dollars, In Thousands, Except Share and Per Share Amounts)

The Company has a short-term promissory note obligation with Global Resource Fund (the “Note”). The Note is collateralized by the Company’s investment in RNC (Colombia) Ltd. and collateralized by a pledge of the Company’s investments in Compania Minera de Caldas (“Caldas”) and Gavilan Minerales S.A. (“Gavilan”). Caldas is the Company’s principal operating subsidiary and the titleholder of the Company’s mineral rights and legal mine titles. The Note was due December 29, 2008 and the Company has been unable to repay the Note as of the date of these financial statements. There can be no assurance that the Company’s short-term promissory note will be repaid or that the holder will not call the loan or exercise its rights to the loan’s underlying collateral interests. Subsequent to December 31, 2008 the Company agreed to register as additional security with Global the underlying mineral properties held by Caldas and Gavilan.

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

These consolidated financial statements include the accounts of (i) Colombia Goldfields Ltd., a Delaware corporation (ii) the Company’s 100% interest in RNC (Colombia) Limited (“RNC”), a Belize corporation and its 95% owned subsidiary – Compania Minera De Caldas, S.A. (“Caldas”), a Colombia corporation, and (iii) the Company’s 94% interest in Gavilan Minerales, S.A. (“Gavilan”) a Colombia corporation. Colombian law requires Colombian companies to have at least five shareholders and, as a result, the remaining 5% of Caldas and 6% of Gavilan is held by directors and senior management of the Company. All significant inter-company transactions and balances have been eliminated upon consolidation.

Since the non-controlling shareholders of RNC and Gavilan have no obligation to contribute any additional capital and the Company is the primary entity obligated to fund future exploratory work, no non-controlling interest related to RNC or Gavilan has been recognized in the consolidated statements of operations for the years ended December 31, 2008 and December 31, 2007 and in the consolidated balance sheets at December 31, 2008 and December 31, 2007. The directors and senior management of Caldas and Gavilan have executed voting and support agreements in favour of the Company.

Mineral Property Rights Acquisition and Exploration and Development Expenditures

Costs of acquiring mining properties are capitalized upon acquisition. Pursuant to Statement of Financial Accounting Standards (SFAS) No. 34, Capitalization of Interest Costs, interest costs attributable to mineral property acquisitions are also capitalized. Mine development costs incurred either to develop new ore deposits, expand the capacity of mines, or to develop mine areas substantially in advance of current production are also capitalized once proven and probable reserves exist and the property is a commercially mineable property. Costs incurred to maintain current production or to maintain assets on a standby basis are charged to operations. Costs of abandoned projects are charged to operations upon abandonment. The Company evaluates the carrying value of capitalized mining costs and related property, plant and equipment costs, to determine if these costs are in excess of their net recoverable amount whenever events or changes in circumstances indicate that their carrying amounts may not be recoverable. The periodic evaluation of carrying values of capitalized costs and any related property, plant and equipment costs is based upon expected future cash flows and/or estimated salvage value in accordance with SFAS No. 144, Accounting for Impairment or Disposal of Long-Lived Assets.

COLOMBIA GOLDFIELDS LTD.
(An Exploration Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in US Dollars, In Thousands, Except Share and Per Share Amounts)

Asset Retirement Obligations

The Company applies SFAS No. 143, Accounting for Asset Retirement Obligations which requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred. SFAS No. 143 requires the Company to record a liability for the present value using a credit-adjusted risk free interest rate, of the estimated site restoration costs with a corresponding increase to the carrying amount of the related long-lived assets. The liability is accreted until it has been fully incurred and the asset is amortized over the life of the related assets. Adjustments are made for changes resulting from the passage of time and changes to either the timing or amount of the original present value estimate underlying the obligation. As at December 31, 2008 and December 31, 2007 the Company does not have any asset retirement obligations.

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

The Company evaluates the carrying values of property and equipment to determine if these costs are in excess of their net recoverable amount whenever events or changes in circumstances indicate that the carrying amounts may not be recoverable. The periodic evaluation of the carrying values of property and equipment costs is based on expected future cash flows and estimated salvage value.

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

The Company provides direct stock awards to certain directors, officers, and consultants. Direct stock awards are recorded at fair value on the grant date, with compensation expense recognized on a straight-line basis over the agreed upon vesting period.

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

Earnings (Loss) per Share

Basic earnings (loss) per share is computed by dividing net earnings (loss) available to common stockholders by the weighted average number of common shares outstanding during the period. Diluted net earnings (loss) per share on the potential exercise of equity-based financial instruments is not presented where anti-dilutive. For the years ended December 31, 2008 and December 31, 2007, outstanding share purchase warrants and options to purchase common shares were excluded from the computation of diluted earnings per share as the impact of these instruments was anti-dilutive as a result of losses incurred in these periods.

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

COLOMBIA GOLDFIELDS LTD.
(An Exploration Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in US Dollars, In Thousands, Except Share and Per Share Amounts)

Financial Instruments

The Company’s financial instruments have consisted of cash and cash equivalents, bank indebtedness, accounts payable and accrued liabilities, related party advances short-term promissory notes, and mineral property purchase obligations. The carrying value of these financial instruments approximates their fair value based on their liquidity or their short-term nature. The Company is not exposed to significant interest or credit risk arising from these financial instruments.

NOTE 3 – MINEROS DEPOSIT AND ADVANCE

On January 29, 2008 the Company entered into a Share Purchase and Sale Agreement (the “Agreement”) to purchase all of the issued and outstanding shares of Mineros Nacionales S.A., (“Mineros”) a corporation organized under the laws of the Republic of Colombia, for cash consideration of $35,000. The Mineros Agreement provided that the transaction would be completed on April 29, 2008, unless such closing date is extended by mutual agreement. The Company provided a deposit guarantee in the amount of 4.9 billion pesos (US $2,296), which would be payable to the vendors if the transaction was not completed for any reason. The guarantee was collateralized by a term deposit held by the Company in the amount of 4.9 billion pesos (US $2,296).

The Company and Mineros subsequently agreed to modify the Agreement and extend the completion date of the Mineros transaction from April 29, 2008 to July 31, 2008. In connection with this extension, on June 19, 2008 the Company advanced $7,000, representing 20% of the $35,000 purchase price with the balance due upon completion of the transaction.

On September 22, 2008 the Company and Mineros agreed to further extend the completion date to October 31, 2008. Both the deposit and guarantee were non-refundable if the transaction was not completed for any reason. On October 31, 2008 Mineros notified the Company it was unwilling to extend the closing of the transaction beyond October 31, 2008 and terminated the transaction. Mineros exercised its right to the non refundable advance and term deposit. As a result, a write-down of $9,296 with respect to these items has been recognized in the Consolidated Statements of Operations for the year ended December 31, 2008.

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

COLOMBIA GOLDFIELDS LTD.
(An Exploration Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in US Dollars, In Thousands, Except Share and Per Share Amounts)

During the fourth quarter of 2008, problems with the global financial system accelerated. This impacted and continues to impact the Company’s ability to access the capital markets in order to fund the Company’s operations and, like many junior exploration companies, the decline in the Company’s market capitalization suggests that the previously recognized carrying amounts of mineral and exploration properties and rights may not be recoverable. At December 31, 2008 there are 92 legal and valid mining titles in the name of Caldas. While the Company continues to hold these titles, in preparing these consolidated financial statements, the carrying value of the Company’s mineral rights was reviewed for recoverability and impairment based on the Company’s enterprise value and feedback received from the Company’s discussions with potential strategic partners. As a result of the Company’s review, a write-down of $40,545 ($34,194 net of deferred tax recoveries of $6,351) was recognized in the consolidated statement of operations and comprehensive loss for the year ended December 31, 2008.

The following table summarizes the Company’s mineral and exploration properties and rights and mineral property exploration expenses for the years ended December 31, 2008 and December 31, 2007.

	Mineral and
	Exploration	Mineral Property
	Properties and	Exploration
	Rights	Expenses
Balance, December 31, 2006	$43,528	$4,478
Additions – fiscal 2007	21,849	8,102
Balance, December 31, 2007	65,377	12,580
Additions – fiscal 2008	926	16,521
Write-down of investment – fiscal 2008	(40,545)	-
Balance, December 31, 2008	$25,758	$29,101

Title to mineral properties and mining and exploration rights involves certain inherent risks due to the difficulties of determining the validity of certain claims as well as the potential for problems arising from the frequently ambiguous conveyance history characteristic of many mining properties. When the Company acquires title to mineral properties either individually or through the acquisition of subsidiaries, the conveyance of such titles can be time consuming and subject to the interpretation of Colombian laws. Furthermore, as disclosed in Note 7, certain mineral properties remain subject to contractual obligations. The Company cannot give any assurance that title to its properties will not be challenged or impugned and cannot be certain that the Company will have valid title to its mining properties. The Company relies on title opinions by legal counsel who base such opinions on the laws of countries in which the Company operates. As disclosed in Note 1, the ability of the Company to continue as a going concern and realize the carrying value of the Company’s mineral and exploration properties and rights is dependent upon a number of external factors. Should the Company be unable to continue as a going concern, or be able to successfully advance its discussions with its creditors, the carrying values of the rights could be further impacted in future periods and such adjustments may be significant.

COLOMBIA GOLDFIELDS LTD.
(An Exploration Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in US Dollars, In Thousands, Except Share and Per Share Amounts)

NOTE 5 – PROPERTY AND EQUIPMENT

		Accumulated	Net Book
As at December 31, 2008	Cost	Amortization	Value

Equipment and computers	$243	$(89)	$154
Building	87	(12)	75
Vehicles	99	(45)	54

Total	$429	$(146)	$283

		Accumulated	Net Book
As at December 31, 2007	Cost	Amortization	Value

Equipment and computers	$1,018	$(84)	$934
Building	87	(6)	81
Vehicles	310	(68)	242

Total	$1,415	$(158)	$1,257

The Company’s bank indebtedness of $200 is collateralized by a mortgage against the Company’s office building in Medellin, Colombia.

NOTE 6 – STOCKHOLDERS’ EQUITY

A) Common Stock and Special Warrants

	December 31, 2008	December 31, 2007

Authorized:
200,000,000 common shares,
$0.00001 par value
Issued and Outstanding:
104,524,486 common
shares (December 31, 2007:
86,590,075 common shares)	$1	$1

i)	During the year ended December 31, 2008 the Company completed the following transactions:

a)	On March 3, 2008 the Company issued 250,000 options to purchase the Company’s common stock to an employee.

b)	On March 19, 2008 the Company issued 50,000 options to purchase the Company’s common stock to a director.

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

COLOMBIA GOLDFIELDS LTD.
(An Exploration Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in US Dollars, In Thousands, Except Share and Per Share Amounts)

In the event the registration statement registering the resale of the Common Shares issued in connection with the Offering i) did not become effective on or before October 18, 2008 and, subject to certain exceptions; ii) ceased to be effective and available for use any time it is required to be effective and available for use or, if, at a time the registration statement is not available for use, Rule 144 is not available for use for a period of five consecutive business days by holders of such securities because of certain breaches by the Company, the Company was obligated i) to issue to each purchaser of Special Warrants that hold Common Shares or Warrants issued pursuant to the Special Warrants or Common Shares issued pursuant to the Warrants a number of Common Shares and Warrants (together referred to as “Additional Units”), equal to 10% of the number of Special Warrants purchased by purchasers in the Offering and issue to the agents a number of Broker Warrants equal to 10% of the Broker Warrants initially issued to the agents; and is obligated ii) to issue to each such purchaser 279,175 Additional Units (subject to an aggregate maximum of 558,350 Additional Units) for each 30 days after the four month anniversary of the closing date of the Offering (whether or not continuous) when neither the registration statement nor Rule 144 is available for resale of securities of the Company. In lieu of issuing such Additional Units, the Company had the option, or if shareholder approval was not obtained, to pay the cash equivalent of such Additional Units, deemed to be $0.85 per Additional Unit.

On September 17, 2008 the SEC declared the Company’s registration statement effective and on September 30, 2008 the Company requested shareholder approval for items i) and ii) above and the Company has received these approvals from its shareholders.

e)	On August 6, 2008 the Company issued 100,000 options to purchase the Company’s common stock to an employee.

f)	On August 8, 2008 the Company issued 125,000 common shares in connection with the first extension of the Company’s bridge loan with Global Resource Fund.

g)	On August 13, 2008 the Company issued 100,000 options to purchase the Company’s common stock to an employee.

h)	On August 14, 2008 4,241,500 Stock Purchase Warrants expired unexercised.

i)

On September 30, 2008 the Company converted 11,167,000 Special Warrants issued in connection with the Company’s June 18, 2008 private placement into 11,167,000 common shares and 11,167,000 Common Share Purchase Warrants exercisable at a price of $1.50 per common share up to June 18, 2013. The Company also converted 781,690 Special Broker Warrants into 781,690 Broker Warrants exercisable at a price of $0.85 per common share up to June 18, 2010.

The Company has allocated the total net proceeds from the June 18, 2008 offering of $8,558 to the underlying equity instruments comprising the offering, based on the estimated relative fair value of each instrument at the offering date as follows:

Net Proceeds
Common shares and Additional paid in capital – common shares	$6,121
Additional paid in capital – share purchase warrants	2,437
$8,558

COLOMBIA GOLDFIELDS LTD.
(An Exploration Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in US Dollars, In Thousands, Except Share and Per Share Amounts)

j)	On October 7, 2008 the Company issued 300,000 common shares in connection with the second extension of the Company’s bridge loan with Global Resource Fund.

ii)	During the year ended December 31, 2007, the Company completed the following transactions:

a)

On March 21, 2007, the Company completed a private equity offering of 9,020,000 common shares at $1.00 per common share. The gross proceeds received from the offering were $9,020. In connection with this private equity offering, the Company paid a commission of $541 and issued agents’ warrants to purchase 541,200 shares of the Company’s common stock with each warrant exercisable at any time up to March 22, 2010 at an exercise price of $1.00 per share. The fair value of the agents’ warrants was $404 and has been accounted for as a reduction of the additional paid- in capital associated with the net proceeds of $8,479 related to the March 21, 2007 common stock issuance.

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
$10,494

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

The Company has allocated the net proceeds from the offering of $9,495 to the various underlying equity instruments comprising the equity offering, based on the estimated relative fair value of each instrument at the offering date, as follows:

Net Proceeds
Common shares and
Additional paid in capital – common shares	$7,581
Additional paid in capital – share purchase and	1,914
agents’ warrants
Total net proceeds from private equity offering	$9,495

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

If the Company had recorded such instruments as liabilities at fair value at December 31, 2008, it would have reported the following unrealized cumulative gain:

Total
Fair value – At Inception of instruments	$3,865
Decrease in fair value of instruments	(3,850)
Fair value – December 31, 2008	$15

In connection with certain of the Company’s historical private placements totalling $51,586, the Company historically committed to penalties ranging between 1.5% and 15% of the gross proceeds received in the event the subsequent registration statements are not declared effective by the SEC and/or remain effective within specified periods following the closing of the offerings. Pursuant to EITF 00-19-2 Accounting for Registration Payment Arrangements, the Company concluded that at inception and at the balance sheet date, payments under these commitments are not probable. As a result, no liabilities for registration payment obligations are required to be recognized in the consolidated balance sheets at December 31, 2008 and December 31, 2007.

COLOMBIA GOLDFIELDS LTD.
(An Exploration Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in US Dollars, In Thousands, Except Share and Per Share Amounts)

C) Warrants

As at December 31, 2008, the following warrants were issued and outstanding:

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

The following is a summary of the Plans at December 31, 2008:

	Options Available for	Shares Reserved for
	Issue	Issuance
2006 Plan	1,155,000	6,325,000
2008 Plan	3,922,449	3,922,449
	5,077,449	10,247,449

COLOMBIA GOLDFIELDS LTD.
(An Exploration Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in US Dollars, In Thousands, Except Share and Per Share Amounts)

A summary of stock options granted, and exercised and outstanding, under the Plans are as follows:

		Weighted Average
		Exercise
	Shares	Price

Options outstanding at December 31, 2007	5,890,000	$1.30
Granted in fiscal 2008	500,000	0.74
Exercised in fiscal 2008	-	-
Forfeited and expired in fiscal 2008	(1,220,000)	1.10
Options outstanding at December 31, 2008	5,170,000	$1.29

	Fiscal 2008	Fiscal 2007
Weighted average fair value of options granted during the period	$0.57	$1.06
Weighted average fair value of options vested during the period	$1.09	$1.12

			Weighted
		Weighted	Average		Weighted
Range of		Average	Remaining		Average
Exercise	Number	Exercise	Contractual	Number	Exercise
Prices	Outstanding	Price	Life (yrs)	Exercisable	Price

$0.42 - $1.00	400,000	$0.68	7.94	262,500	$0.75
$1.01 - $1.90	4,770,000	1.34	8.23	3,465,000	1.35
$0.42 - $1.90	5,170,000	$1.29	8.21	3,727,500	$1.31

COLOMBIA GOLDFIELDS LTD.
(An Exploration Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in US Dollars, In Thousands, Except Share and Per Share Amounts)

The fair value of options granted in 2008 has been estimated as of the date of the grant using the Black-Scholes option pricing model with the following assumptions: risk-free interest rate of 4.5%, dividend yield 0%, an estimated average volatility of 69%, and expected term of 10 years, equal to the full life of the options as at the grant date the Company did not expect any material option awards to be forfeited or exercised early.

The fair value of options granted in 2007 has been estimated as of the date of the grant using the Black-Scholes option pricing model with the following assumptions: risk-free interest rate of 4.5%, dividend yield 0%, an estimated average volatility of 74%, and expected term of 10 years, equal to the full life of the options as at the grant date the Company did not expect any material option awards to be forfeited or exercised early.

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

On October 7, 2008 the Company issued 300,000 common shares to Global as consideration for extending the Company’s bridge loan from September 30, 2008 to December 29, 2008. The fair value of this common stock award was $30, based on the market price of the Company’s common shares at the issue date. The Company accounted for this award by recognizing an expense ratably over the extension period, commencing on the grant date.

Summary of Stock-Based Compensation Expenses

The following table summarizes stock-based compensation recorded in the consolidated statements of operations:

			Cumulative
			From Inception
			(March 25, 2003)
	Year Ended	December	through
	December 31,	December 31,	December 31,
	2008	2007	2008
Mineral property
exploration expenses	$586	$900	$1,699
General and administrative	2,028	2,175	5,983
Total stock-based compensation	$2,614	$3,075	$7,682

As at December 31, 2008, there was $397 of unrecognized compensation cost related to unamortized stock options. (December 31, 2007: $2,677)

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

NOTE 8 – SHORT TERM PROMISSORY NOTE AND RELATED PARTY ADVANCES

On February 8, 2008 the Company entered into a $2,500 short-term promissory note with Global. One of the Company’s former directors serves as Chief Executive Officer of a company that is a participant in the note (this Director resigned from his position on the Company’s Board of Directors on January 31, 2009). The loan, collateralized by a joint and several guarantee of RNC (Colombia), Caldas and Gavilan, in turn secured by the Company’s investment in Caldas and Gavilan, was due and payable on or before July 31, 2008. Upon signing, a $75 fee was paid to the note holder. The note bears interest at 12.5% per annum, with monthly interest payments commencing February 29, 2008.

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
$2,500

On August 7, 2008 Global agreed to extend repayment of the loan until September 30, 2008 (the “first extension”). In return for this extension, the Company agreed to pay Global $50 upon maturity and issued 125,000 shares of the Company’s common stock.

On October 7, 2008 Global agreed to extend repayment of the short-term promissory note until December 29, 2008 (the “second extension”). In return for this extension, the Company agreed to pay Global a further $50 and issued to Global 300,000 shares of the Company’s common stock. In connection with this extension, the interest rate payable on the loan from the date of the second extension was increased to 15% per annum, and the Company’s commitment to repurchase the lender’s 350,000 warrants was increased from $50 to $100 in the event the warrants expire unexercised.

Included in the $2,666 amount reflected on the consolidated balance sheet at December 31, 2008 is outstanding principle of ($2,600, representing the original $2,500 principal and August 7, 2008 and October 11, 2008 extension fees) and interest of ($66, representing unpaid interest for November and December, 2008).

The Company was unable to repay the Note on December 29, 2008 and as a result, pursuant to the Note’s contractual terms, Global has the right to exercise its right to the Note’s underlying security interest, being the Company’s investment in RNC (Colombia), Caldas and Gavilan. Global has not demanded payment of the note and continues to work with the Company while the Company reviews its strategic alternatives. In return, subsequent to year-end the Company agreed to pledge to Global additional security in the form of the Company’s mineral exploration properties and rights held by Caldas and Gavilan.

Certain of the Company’s officers have provided working capital advances totalling $2,875 at December 31, 2008 (December 31, 2007 - $ NIL). These advances, which are unsecured, are non-interest bearing, and have no specified repayment terms, have been classified as current liabilities in the consolidated balance sheet.

COLOMBIA GOLDFIELDS LTD.
(An Exploration Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in US Dollars, In Thousands, Except Share and Per Share Amounts)

NOTE 9 – INCOME TAXES

The full potential benefit of net operating loss carry forwards has not been recognized in the financial statements, since it is not more likely than not that such benefit will be realized in future years. The components of the net deferred tax asset, net deferred tax liability, differences between the statutory rate and the effective rate, and the valuation allowance are as follows:

The components of the Company’s provision for (recovery of) income taxes are as follows:

a)	Components of income tax provision:

	Year Ended	Year Ended
	December 31, 2008	December 31, 2007
Current: Domestic	$-	$-
Foreign	-	-
	$-	$-

	Year Ended	Year Ended
	December 31, 2008	December 31, 2007
Deferred: Domestic	$-	$-
Foreign	(11,058)	(1,775)
	$(11,058)	$(1,775)

b)	Income tax rate reconciliation:

i)	The Company’s loss before deferred income tax recoveries is as follows:

	Year Ended	Year Ended
	December 31, 2008	December 31, 2007
Domestic	$(7,103)	$(6,965)
Foreign	(64,152)	(9,385)
	$(71,255)	$(16,350)

COLOMBIA GOLDFIELDS LTD.
(An Exploration Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in US Dollars, In Thousands, Except Share and Per Share Amounts)

ii)

The effective income tax rate differs from the statutory rate that would be obtained by applying the U.S. Federal income tax rate to net income (loss) before income taxes. These differences result from the following items:

	Year Ended	Year Ended
	December 31, 2008	December 31, 2007

US federal income tax rate	34.0%	34.0%

Decrease in
Income tax rate resulting
From:
Losses not recognized for
tax purposes	(17.4)	(17.0)
Tax rate differences in foreign
subsidiaries	(1.5)	(2.8)
Other permanent differences	0.4	(3.3)
Effective income tax rate	15.5%	10.9%

The components of the temporary differences, which resulted in the deferred income tax recovery, are as follows:

c)	Components of deferred income tax provision:

	Year Ended	Year Ended
	December 31, 2008	December 31, 2007
Losses carried forward	$(1,686)	$(1,928)
Tax depreciation (greater than) less than
accounting depreciation	(678)	78
Mineral concessions	(14,573)	-
Foreign exchange on mineral concessions and
foreign exploration costs	810	-
Foreign exploration costs	(4,275)	(1,775)
	(20,402)	(3,625)
Change in valuation allowance	9,344	1,850
Deferred income tax recovery	$(11,058)	$(1,775)

d)	Components of deferred tax asset and liability:

The components of the temporary differences, which resulted in deferred tax assets, are:

	December 31, 2008	December 31, 2007
Tax depreciation less than
depreciation	$1,002	$324
Foreign exploration costs	6,978
Losses carried forward	4,367	2,680
	12,347	3,004
Valuation allowance	(12,347)	(3,004)
Deferred tax asset	$-	$-

COLOMBIA GOLDFIELDS LTD.
(An Exploration Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in US Dollars, In Thousands, Except Share and Per Share Amounts)

e)	The components of the temporary differences, which have resulted in the deferred tax liability, are:

	December 31, 2008	December 31, 2007

Tax depreciation less than Accounting depreciation	$-	$-
Tax basis less than accounting basis for mineral concessions	-	(14,572)
Foreign exploration costs	-	2,704
Deferred tax liability	$-	$(11,868)

f)	The Company has income tax losses available for carry forward of which expire as follows:

Expiry Year	Domestic	Foreign	Total

2023	$37	$-	$37
2024	23	-	23
2025	310	-	310
2026	1,535	-	1,535
2027	5,550	-	5,550
2028	5,380	-	5,380
	$12,835	$-	$12,835

g)	The Company files tax returns in the United States and Colombia. For all jurisdictions, all years remain subject to tax authority examination.

NOTE 10 – RELATED PARTY TRANSACTIONS

During the normal course of operations, the Company engages in transactions with certain directors, senior officers, and shareholders of the Company.

Related party transactions reflected within the Company’s consolidated financial statements include:

a)	Management and consulting fees paid to certain directors, senior officers, and shareholders of the Company in fiscal 2008 and 2007.

COLOMBIA GOLDFIELDS LTD.
(An Exploration Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in US Dollars, In Thousands, Except Share and Per Share Amounts)

b)

The issuance and repayment of a short-term promissory note during the first quarter of fiscal 2007 year. On February 27, 2007 the Company entered into a $3,700 promissory note between the Company and the Company’s i) President, ii) Vice Chairman and CEO, and iii) a company controlled by these individuals. The loan, collateralized by the Company’s investment in RNC, was due and payable upon closing of a planned equity financing, but in no case later than April 15, 2007. Upon repayment, an $185 loan origination fee was payable to the note holders. The note bore interest at 10% per annum, with monthly interest payments commencing February 28, 2007. In connection with the Company’s March 21, 2007 private placement a total of $3,931 (representing the principal amount of the promissory note of $3,700 the loan origination fee of $185, and accrued interest of $46) was paid to the holders in full satisfaction of all amounts owing.

c)

The issuance of a short-term promissory note during the second quarter of fiscal 2007. On June 6, 2007 the Company entered into a $3,500 promissory note between the Company’s i) President, ii) Vice Chairman and CEO, and iii) a company controlled by these individuals. The loan, collaterized by the Company’s investment in RNC, was due and payable upon the closing of a planned equity financing, but in no case later than August 15, 2007. Upon repayment, a $52 fee was payable to the note holders. The note bore interest at 10% per annum, with monthly interest payments commencing June 30, 2007. In connection with the Company’s August 14, 2007 private placement a total of $3,634 (representing the principal amount of the promissory note of $3,500, the loan origination fee of $52, and accrued interest of $82) was paid to the holders in full satisfaction of all amounts owing.

d)

The issuance of a short-term promissory note during the fourth quarter of fiscal 2007. On November 12, 2007 the Company entered into a $2,500 promissory note between the Company and the Company’s i) President, ii) Vice Chairman and CEO, and iii) a company controlled by these individuals. The loan, collateralized by the Company’s investment in RNC, was due and payable upon closing an equity financing, but in no case later than December 31, 2007. Upon repayment a $37 fee was payable to the note holders. The note bore interest at 10% per annum with monthly interest payments commencing November 30, 2007. In Connection with the Company’s December 28, 2007 private placement, a total of $2,559 (representing the principal amount of the promissory notes of $2,500, the loan origination fee of $37 and accrued interest of $22) was paid to the holders in full satisfaction of all amounts owing.

e)

The issuance of a short-term promissory note during the first quarter of fiscal 2008 whereby one of the Company’s former directors serves as an executive of a company that is a participant in the note as disclosed in Note 8.

f)	Unsecured working capital advances provided by a Company controlled by i) the Company’s President, and ii) the Company’s Vice Chairman and CEO in fiscal 2008.

During the year ended December 31, 2008 the Company:

a)	Paid $135 for board and committee meeting fees to non-management directors of the Company (year ended December 31, 2007: $24).

b)	Paid $121 in management, salary, and consulting fees to non-management directors of the Company (year ended December 31, 2007: $89).

c)	Paid $170 in management, salary, and consulting fees to non-management shareholders of the Company (year ended December 31, 2007: $302).

COLOMBIA GOLDFIELDS LTD.
(An Exploration Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in US Dollars, In Thousands, Except Share and Per Share Amounts)

d)

Paid $NIL for interest and administration fees on short-term bridge loans provided by a Company controlled by i) the Company’s President, and ii) Vice Chairman, CEO (year ended December 31, 2007: $425).

Included in accounts payable and accrued liabilities at December 31, 2008 is $333 owing to directors and senior management of the Company. Related party advances at December 31, 2008 total $2,875.

Included in prepaid expenses and deposits at December 31, 2007 is $45 related to a director of the Company. Included in accounts payable and accrued liabilities at December 31, 2007 is $78 owing to directors and officers of the Company.

NOTE 11 – SEGMENTED INFORMATION

The Company has determined that it operates in a single reportable segment, being the acquisition of, exploration for, and development of mineral properties.

NOTE 12 – FAIR VALUE OF FINANCIAL INSTRUMENTS

The Company’s bank indebtedness is with major Colombian financial institutions. Colombian account balances are converted to U.S. dollars at the closing exchange rate on December 31, 2008 and accordingly are classified within Level 1 of the fair value hierarchy. The Company’s short term promissory note was extended in the fourth quarter of 2008 based on arm’s lengths negotiations with an unrelated third party. Accordingly it is classified within Level 1 of the fair value hierarchy. The Company’s related party advances are classified within Level 2 of the fair value hierarchy. For all financial instruments fair value is equivalent to carrying value at December 31, 2008.

NOTE 13 – ACCOUNTING DEVELOPMENTS

a)

In September, 2006 the FASB issued FAS 157 – Fair Value Measurements that provides enhanced guidance for using fair value to measure assets and liabilities. FAS 157 applies whenever US GAAP requires or permits measurement of assets or liabilities at fair value. FAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007 (further deferred for certain non financial assets and liabilities pursuant to FAS 157- 2). The adoption of FAS 157 had no impact on the Company’s financial statements.

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

NOTE 14 – COMMITMENTS AND CONTINGENCIES

i)	Caramanta Properties

a)

On August 27, 2007 the Company entered into an agreement with an unrelated party that provides the Company with an option to acquire 100% of concession No. 669-17 in the Caramanta region. Over a twenty-four month period the Company has the option to pay a total of 2.4 billion Colombian pesos ($1,070) to acquire a 100% interest in the property. At December 31, 2008 the Company has expended an initial 543 million pesos ($242) for a 20% interest. The Company plans to continue to explore the region to determine if it is desirable to continue to acquire the remaining 80% interest. Should the Company decide not to continue with the project, the Company is not obligated to make any further payments and title to the project remains with the original owner.

b)

On March 17, 2008 the Company entered into an agreement with an unrelated party that provides the Company with an option to acquire Concession No. 653- 17 in the Caramanta region. Over a twenty-four month period the Company has the option to pay a total of 1.0 billion Colombian pesos ($446) to acquire a 100% interest in the property. A December 31, 2008 the Company has expended an initial 300 million ($134) for a 30% interest. The Company plans to continue to explore the region to determine if it is desirable to continue to acquire the remaining 70% interest. Should the Company decide not to continue with the project, the Company is not obligated to make any further payments and title to the project remains with the original owners.

c)

The Company has other options with various unrelated parties totalling 730 million Colombian pesos ($326) to acquire 100% interests in the properties, subject to the concessions being granted to the underlying applicants and subsequently being transferred to and registered in the name of the Company.

COLOMBIA GOLDFIELDS LTD.
(An Exploration Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in US Dollars, In Thousands, Except Share and Per Share Amounts)

NOTE 15 – SUBSEQUENT EVENTS

As disclosed in Note 8, the Company has been unable to repay its promissory note to Global. Global has not demanded repayment of the note and continues to work with the Company while the Company reviews its strategic alternatives. In return, the Company has agreed to pledge to Global additional security in the form of the Company’s mineral and exploration properties and rights held by Caldas and Gavilan.

NOTE 16 – RECLASSIFICATIONS

Certain prior period amounts have been reclassified to conform to the current period presentation.

Item 9.            Changes In and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.        Controls and Procedures

Disclosure Controls and Procedures

We carried out an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of December 31, 2008 (the “Evaluation Date”). This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer and President. Based upon that evaluation, our Chief Executive Officer and President concluded that our disclosure controls and procedures were effective as of the Evaluation Date.

Disclosure controls and procedures are those controls and procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act are recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms.

Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is accumulated and communicated to management, including our Chief Executive Officer and President, to allow timely decisions regarding required disclosure.

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

Under the supervision and with the participation of the Company's Chief Executive Officer and President, management conducted an evaluation of the effectiveness of the Company's internal control over financial reporting, as of the Evaluation Date, based on the framework set forth in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on its evaluation under this framework, management concluded that the Company's internal control over financial reporting was effective as of the Evaluation Date.

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

Changes in internal control over financial reporting

As of the Evaluation Date, there were no changes in the Company's internal control over financial reporting that occurred during the fiscal quarter ended December 31, 2008 that have materially affected, or that are reasonably likely to materially affect, the Company's internal control over financial reporting.

Limitations on the effectiveness of controls and procedures

The Company's management, including the Chief Executive Officer and the President, does not expect that the Company's controls and procedures will prevent all potential error and fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met.

Item 9B.        Other Information

None

PART III

Item 10.        Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act

The following information sets forth the names of our directors and executive officers, at December 31, 2008 their ages and their present positions.

Name	Age	Position(s) and Office(s) Held

Jonathan Berg	65	Chairman and Director
J. Randall Martin	52	Chief Executive Officer, Vice Chairman and Director
Thomas Lough	58	President
Dr. Stewart Redwood	48	Vice President of Exploration
Thomas McGrail	58	Director
David Bikerman	49	Director
Terry Lyons	59	Director
James Verraster	53	Director
Edward Flood	63	Director

Set forth below is a brief description of the background and business experience of each of our executive officers and directors at December 31, 2008.

Jonathan Berg. On March 14, 2007, our Board of Directors appointed Mr. Berg to serve as a member of the Board, and on December 20, 2007, he was appointed the Non-Executive Chairman of the Board. Mr. Berg has more than 30 years' experience in finance and investments. From March 1983 to December 2004, Mr. Berg served as President, CIO, and was also the founder, of Berg Capital Corporation, a registered investment advisor, based in NYC. Since April 2005, he has served as VP Finance of a small bio-pharmaceutical start-up, where he oversees the various non-medical business activities of the company. He has been involved with the start-up of several companies, acting as a consultant on finance and corporate structure; he has assisted in the funding of early stage companies in the fields of energy, technology, healthcare, and consumer electronics. Prior to Berg Capital, Mr. Berg served as VP/ Portfolio Manager with Oppenheimer Capital Corporation from September 1971 to March 1983, and with Standard & Poor's InterCapital from May 1970 to September 1971. He holds a B.S. from the University of California, Berkeley, and an MBA from the Wharton School of Finance at the University of Pennsylvania.

J. Randall Martin. On March 1, 2006, our Board of Directors appointed Mr. Martin to act as our Chief Executive Officer and as a member of our board of directors. On October 15, 2007, Mr. Martin was also appointed Vice Chairman of the Company. Mr. Martin served as Chairman and CEO of RNC Gold Inc. ("RNC Gold") from May 2005 to February 2006, and served as CEO from December 2003 to May 2005. Following its inception as a private company in 2000, he proceeded to list RNC Gold on the Toronto Stock Exchange in December of 2003. At the end of February 2006, RNC Gold completed a successful amalgamation with Yamana Resources, a Toronto-based intermediate gold producer. RNC Gold operated three gold mines located in Nicaragua and Honduras with combined annual gold production capacity of over 150,000 ounces. RNC Gold also completed a feasibility study on a gold project in Panama and conducted extensive exploration programs in Mexico, Honduras, and Nicaragua. He has a B.Sc. in mining engineering from the Krumb School of Mines at Columbia University where he completed graduate work in mining and mineral economics. Mr. Martin has served as Chairman and a principal of RNC (Management) Limited, a privately-held mine management and investment company, since 2003.

Thomas Lough. On October 15, 2007, Mr. Lough was appointed as our President. Mr. Lough has extensive experience managing mines in South and Central America. He has served as President and Director of Investcol Limited since March 2006. Mr. Lough has served as a director of RNC Gold and its predecessor companies since March 2001. He was appointed President of RNC Gold on May 13, 2005 and served in such capacity until its acquisition by Yamana Gold Inc. on February 28, 2006. From March 2001 to May 2005, Mr. Lough was a director and Vice-President, Finance of RNC Gold and its predecessor companies. Mr. Lough has been a principal of RNC (Management) Limited, a privately-held mine management and investment company since its inception in January, 2003.

Dr. Stewart Redwood. On December 1, 2006, our Board of Directors appointed Dr. Redwood to act as Vice President of Exploration. Dr. Redwood has accumulated 26 years of mineral exploration experience. He has a degree in geology from Glasgow University and obtained his Ph.D from Aberdeen University for his work on the gold and silver deposits of Bolivia. From 1986 to 1988 he was a Higher Scientific Officer with the British Geological Survey in Scotland. From 1989 to 1994 he was Director of Exploration for Mintec S.A., a Bolivian consulting firm. From 1994 to 1999, Dr. Redwood was with Inmet Mining Corporation (formerly Minnova Inc and Metall Mining Corp) as Project Geologist and a Senior Geologist in South and Central America. This included secondment from 1996 to 1997 to Compania Minera Antamina, Peru to work on the Antamina resource definition and feasibility study. In 2000, he worked as Senior Evaluations Geologist for AngloGold South America Ltd. on the company's mine site and greenfields gold exploration in South America. From 2000 to May 2004, Dr. Redwood co-founded and served as the COO and director of Exploration & Discovery Latin America (Panama) Inc. ("EDLAP") to carry out gold and silver exploration in the Dominican Republic, Central America and Peru. From August 2002 to April 2005, he was also the Chief Geologist of Minmet plc, a company conducting exploration and mining in Brazil, Sweden and Spain and the then parent company of EDLAP. He participated in the listing on the TSX-V of GoldQuest Mining Corp. in May 2004, a company involved in gold exploration in the Dominican Republic formed by the spin-off of the EDLAP’s Dominican projects from Minmet, and from May 2004 to April 2005, he was President, CEO and Director of GoldQuest. From May 2005 until joining our company, Dr. Redwood provided geological consulting to various firms. Dr. Redwood is a Fellow of the Institute of Materials, Minerals and Mining, a Fellow of the Geological Society of London, and a Fellow of the Society of Economic Geologists.

Thomas McGrail. On June 14, 2005, our Board of Directors appointed Mr. McGrail to serve as a member of the Board. Mr. McGrail has an extensive background in mining development and operation. Mr. McGrail has served as a consultant to Cia Minera de Caldas, S.A., a subsidiary of the Company, from October 2003 to July 2006 and from July 2007 to present. Mr. McGrail served as construction manager for Minero Cerro Quema from January 2002 to March 2006, where his responsibilities included obtaining all appropriate government approvals prior to commencing mining operations and participating in the feasibility study. Mr. McGrail also acted as a consultant to Minerales de Copan from January 2002 to March 2006 for a project located in Honduras. From April 2001 to July 2002, Mr. McGrail served as general manager for Desarrollo Minera de Nicaragua, S.A. and also acted as the interim general manager for this company on a mining project from August 2004 to October 2004 and again from July 2005 to November 2005. Mr. McGrail served as president and general manager of HEMCO de Nicaragua, S.A. from June 1999 to April 2001, and has served as a consultant to such company from April 2001 to present.

David Bikerman. On July 31, 2006, Mr. Bikerman was elected to serve as a member of our Board. Mr. Bikerman has been in the mining field for over twenty years and is experienced in all aspects of mining enterprises from exploration through operations. He founded Bikerman Engineering & Technology Associates, Inc. in May 1997 where he offers expert services to the mining industry in financial modeling, exploration and geologic model preparation, geo-statistical and reserve analyses, environmental plans, project feasibility, and project design and management.

Mr. Bikerman was a director of Megastar Development Corp. from June 2007 to May 2008, and President and CEO of Megastar from October 2007 to May 2008. Mr. Bikerman was President, China Operations for East Delta Resources Corp. from August 1, 2006 to June 2007 and advisor to the Board from May 2006 to July 2007. He was President and CEO of Sino Silver Corp. from June 2005 through dissolution in September 2007. Mr. Bikerman served as the Manager of Mining for RNC Resources Ltd. from February 2005 until May 2006. He was Vice President and Chief Engineer for Greenstone Resources Ltd. from December 1993 to July 1996 and was responsible for technical analysis, project design, and engineering for a Central American gold project. He was Vice President and Manager of Mining of Minas Santa Rosa, S.A. (Panama) from May 1994 to October 1996 and was a member of the Board of Minera Nicaraguense, S. A. (Nicaragua) from May 1995 to December 2006. He worked as an Associate at Behre Dolbear & Co. from September 1989 to May 1994, an international minerals industry consultant based in New York, New York.

Mr. Bikerman holds three degrees in mining engineering. In August 1981, he earned his Bachelor of Science in Mining Engineering from the University of Pittsburgh. In May 1985, he earned his Master of Science in mining engineering from the Henry Krumb School of Mines at Columbia University in New York. In February 1995, he earned his Engineer of Mines, also from the Henry Krumb School of Mines at Columbia University.

Terry Lyons. On March 14, 2007, our Board of Directors appointed Mr. Lyons to serve as a member of the Board. Mr. Lyons has been the non-executive Chairman of Northgate Minerals Corporation since January 2007, Executive Chairman of Northgate from September 2003 to January 2007 and President and CEO of Northgate from September 1993 to September 2003. He has served as Lead Director and Chairman of the Audit Committee of Canaccord Capital Inc. since June 2004, as a Director and member of the Audit Committee of Diamonds North Resources Ltd. since October 2004, as a Director and Chairman of the Audit Committee of TTM Resources Inc. since February 2004, as a Director and member of the Audit Committee of Polaris Minerals Corporation since December 2005, as a Director and Chairman of the Governance Committee of Farallon Resources Ltd. since April 2007, as a Director and Member of the Audit Committee of Sprott Resources Corp. since June 2005, and as a Director of B.C. Pavilion Corporation since January 2004. From September 1986 to March 2007 he served as President and Director of BC Pacific Capital Corporation (an affiliate of Brookfield Asset Management) and a Managing Partner of Brookfield. From July 1999 to January 2002 he served as a Director of Battle Mountain Gold Company, from August 1994 to January 1998 he served as Chairman of Westmin Resources Limited, from May 2006 to August 2006 he served as Director and member of the Audit Committee of Skye Resources Inc. and from March 2004 to March 2006 he served as Chairman of the Mining Association of British Columbia. After completing a Bachelor of Applied Science in Civil Engineering from the University of British Columbia, Mr. Lyons attended the University of Western Ontario, graduating with an MBA in 1974. In 2007 he was awarded the INCO Medal for service to the mining industry from the Canadian Institute of Mining and Metallurgy.

James Verraster. On March 14, 2007, our Board of Directors appointed Mr. Verraster to serve as a member of the Board. Mr. Verraster co-founded Auramet Trading LLC, a global physical precious metals trading, merchant banking and advisory firm, in June 2004, and has served as its CEO since its inception. Mr. Verraster has been successful in the Metals Trading and Finance Industry for 30 years. Mr. Verraster served as First Vice President with Rhode Island Hospital Trust National Bank from December 1987 to May 1989, where he was a significant contributor to the growth and development of the precious metals lease portfolio to industrial end users which, in the mid-1980's, became the largest of any financial institution in the US. In February 1996, Standard Bank hired Mr. Verraster to create and head up a comprehensive physical precious metals financing and physical precious metals trading business in New York. He successfully attracted talented and experienced individuals who assisted in making Standard one of the leading banks dealing in physical precious metals and mining project finance. Mr. Verraster holds a B.Sc Degree in Accounting from Bryant University in Rhode Island. On January 31, 2009 Mr. Verraster tendered his resignation from the Company’s Board of Directors.

Edward Flood. On March 14, 2007, our Board of Directors appointed Mr. Flood to serve as a member of the Board. Mr. Flood has served as Managing Director, Investment Banking, Haywood Securities, UK, Limited since March, 2007. For the five years prior to that, Mr. Flood served on the board of directors of a number of companies. He served as a director of South Gabi Energy since 2003, Alexco Resource Corp. since 2006 and Diamond Fields International Ltd. since 2007. He resigned from the boards of Alexco Resource Corp. and Diamond Fields International Ltd. in July of 2008. Mr. Flood was also the President of Ivanhoe Mines Ltd. from its inception in 1994 until 1999, and has been a member of its board of directors since its inception. His 35-plus years of experience in the international mining field has helped guide Ivanhoe's growth and the establishment of the company as a significant presence in Asia's mineral exploration and mining sectors. Before joining Ivanhoe, Mr. Flood was a principal at Robertson Stephens & Co., an investment bank in San Francisco, California, from 1992 to 1994. He was a member of Robertson Stephens' investment team for the Contrarian Fund, a public mutual fund concentrated on natural resources development projects around the world. Mr. Flood holds a bachelor's degree and a master's degree in Geology.

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

Audit and Governance Committee

The members of the Audit and Governance Committee are James Verraster, Jonathan Berg, and Terry Lyons. Mr. Lyons is independent and Mr. Berg and Mr. Verraster are non-independent as independence is defined in connection with audit committee membership in the listing standards applicable to companies listed on the American Stock Exchange. The Board of Directors determined that Mr. Berg is non-independent because during fiscal 2007 and fiscal 2008, the Company retained Jackson Strategic Inc., a company of which Mr. Berg is a shareholder and principal, to provide financial advising services to the Company. The Company's agreement with Jackson Strategic Inc. is effective October 1, 2007 and provides for a monthly fee of $5,000. The Board of Directors determined that Mr. Verraster is non-independent as Mr. Verraster is the Chief Executive Officer of Auramet Trading LLC, a participant in the Company’s bridge-loan with Global Resource Fund.

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

Based on the review and discussions referred to above, the Audit and Governance Committee recommended to the Board of Directors, and the Board of Directors so resolved, that the audited financial statements be included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2008 for filing with the SEC.

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

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our directors and executive officers and persons who beneficially own more than ten percent of a registered class of the Company's equity securities to file with the SEC initial reports of ownership and reports of changes in ownership of common stock and other equity securities of the Company. Officers, directors and greater than ten percent beneficial shareholders are required by SEC regulations to furnish us with copies of all Section 16(a) forms they file. To the best of our knowledge, based solely on a review of Forms 3, 4, and 5 (and any amendments thereof) received by us during or with respect to the year ended December 31, 2008, the following persons have failed to file, on a timely basis, the identified reports required by Section 16(a) of the Exchange Act during the fiscal year ended December 31, 2008:

Name	Principal position	Number of late reports	Transactions not timely reported	Known failures to file a required form (1)
J. Randall Martin	Chief Executive Officer, Vice Chairman and Director	0	0	0
Thomas W. Lough	President	0	0	0
James Kopperson	Former Chief Financial Officer	0	0	0
Dr. Stewart Redwood	Vice President of Exploration	0	0	0
Thomas McGrail	Director	0	0	0
David Bikerman	Director	0	0	0
Investcol Ltd.	10% Owner (previous)	0	0	0
Jonathan Berg	Chairman and Director	0	0	0
Terry Lyons	Director	0	0	0
Edward Flood	Director	0	0	0
James Verraster	Former Director	0	0	0
RNC (Management) Ltd.	10% Owner (current)	1	1	0

(1)         Management has not been informed of any failures by the persons listed to file a required form.

Code of Ethics Disclosure

We adopted a Code of Ethics for Financial Executives, which include our principal executive officer, principal accounting officer or controller, or persons performing similar functions. The code of ethics was filed as an exhibit to the annual report on Form 10-KSB for the fiscal year ended December 31, 2004 and filed with the SEC on April 16, 2005. Our website address is www.colombiagf.com and we will provide, upon request, a copy of the code.

Item 11.        Executive Compensation

Summary Compensation Table

The table below summarizes all compensation awarded to, earned by, or paid to our former or current executive officers for the fiscal years ended 2008 and 2007.

SUMMARY COMPENSATION TABLE
Name and principal position	Year	Salary ($)	Bonus ($)	Stock Awards(5)(4) ($)	Option Awards(5) ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
J. Randall Martin(1)	2008	200,000	-	-	-	-	-	-	200,000
CEO and Vice Chairman	2007	150,000	-	-	338,296	-	-	-	488,296
Thomas W. Lough(2)	2008	145,617	-	-	-	-	-	-	145,617
President	2007	110,000	-	-	169,148	-	-	-	279,148
James Kopperson	2008	170,907	-	-	-	-	-	-	170,907
(3) Former CFO	2007	204,000	-	-	169,148	-	-	-	373,148
Stewart Redwood (4)	2008	154,250	-	-	-	-	-	-	154,250
VP of Exploration	2007	147,375	-	915,000	112,765	-	-	-	1,175,140

(1)

Due to the Company’s financial situation, the Company has been unable to pay Mr. Martin beyond October 15, 2008. Not included in the salary column of the Summary Compensation Table is $40,000 owing to Mr. Martin for the period October 16, 2008 to December 31, 2008.

(2)

Due to the Company’s financial situation, the Company has been unable to pay Mr. Lough beyond October 15, 2008. Not included in the salary column of the Summary Compensation Table is $33,005 owing to Mr. Lough for the period October 16, 2008 to December 31, 2008.

(3)

Due to the Company’s financial situation, the Company has been unable to pay Mr. Kopperson beyond October 15, 2008. Not included in the salary column is $39,743 owing to Mr. Kopperson for the period October 16, 2008 to December 31, 2008. Mr. Kopperson tendered his resignation as Chief Financial Officer on November 30, 2008, effective December 31, 2008.

(4)

Not included the salary column of the Summary Compensation Table for fiscal 2008 is $37,500 owing to Dr. Redwood at December 31, 2008. In 2007 Dr. Redwood was granted 500,000 common shares as a stock award with a fair value of $1.83 per share at the time. Dr. Redwood continues to hold these shares with a fair value of $10,000 ($0.02 per share) at December 31, 2008.

(5)	The amount of compensation for Stock Awards and Option Awards reflects the fair value of share- based payments under FAS 123R

SUMMARY OF OUTSTANDING OPTIONS AT FISCAL YEAR END

	Total		Options		Intrinsic Value	Fair Value of
	Options	Options	Fortified/	Options	of Outstanding	Outstanding
	Awarded	Exercised	Expired	Outstanding	Options(1)	Options(2)
J. Randall Martin	800,000	-	-	800,000	$-	$1,100
Thomas W. Lough	350,000	-	-	350,000	$-	$700
James Kopperson	550,000	-	(550,000)	-	$-	$-
Stewart Redwood	200,000	-	-	200,000	$-	$300
	1,900,000	-	(550,000)	1,350,000	$-	$2,100

(1)	Based on the difference between the exercise price of the options and closing price of the Company’s common shares at December 31, 2008.

(2)	Based on fair value as calculated under FAS 123R using the assumptions disclosed in the Company’s December 31, 2008 consolidated financial statements.

Narrative Disclosure Related to the Summary Compensation Table

We compensate our executive employees by the payment of salaries and stock-based compensation. Where executives have served in a consulting capacity prior to their appointment as executive employees, any cash or stock based compensation received for serviced rendered has also been included in the Summary Compensation Table.

(i)     Executive Agreements

We have a two year employment contract with Mr. J. Randall Martin, our Chief Executive Officer and Vice Chairman, effective October 1, 2007. Under the contract, Mr. Martin is entitled to receive monthly compensation of $20,000 and is eligible to participate in our share compensation arrangements. In addition, Mr. Martin is entitled to reimbursement of all reasonable out-of-pocket expenses incurred in the performance of his duties. If Mr. Martin's contract is terminated without cause, he is entitled to receive a lump sum equal to 12 months monthly compensation and accelerated vesting of his options. Under the contract, Mr. Martin has disclaimed any rights to all intellectual property created by him or jointly with others while with us. In addition, following termination of the contract, Mr. Martin is subject to a one year non-competition covenant.

We have a two year consulting contract with Dr. Stewart Redwood, our VP of Exploration, effective October 1, 2006. Under the contract, Dr. Redwood is entitled to receive compensation at the rate of $1,000 per day and is eligible to participate in our share compensation arrangements. In addition, Dr. Redwood is entitled to reimbursement of all reasonable out-of-pocket expenses incurred in the performance of his duties. We also granted Dr. Redwood 500,000 restricted shares in fiscal 2007 pursuant to his consulting agreement with us.

We have a two year contract with Mr. Thomas Lough, our President, effective October 15, 2007,, Mr. Lough is also the past-President and director of Investcol Limited. We previously purchased our 100% interest in RNC from Investcol. Under the contract, Mr. Lough is entitled to receive monthly compensation of CDN $15,000. In addition Mr. Lough is entitled to reimbursements of all reasonable out-of-pocket expenses incurred in the performance of his duties. If Mr. Lough's contract is terminated without cause, he is entitled to recover a lump sum equal to 12 months monthly compensation and accelerated vesting of his options. Under the contract, Mr. Lough has disclaimed any rights to all intellectual property created by him or jointly with others while with us. In addition, following termination of the contract, Mr. Lough is subject to a one year non-competition covenant.

(ii) Stock Option Grants and Direct Share Awards

We grant stock options to our executive officers based on their level of experience and contributions to the company. All options granted to our executive officers have the following attributes: i) two year vesting period, 25% every six months from the date of grant ii) ten year life. The aggregate fair value of these options was computed in accordance with FAS 123R and is reported in the summary compensation table above in the column titled “Option Awards.” Further information regarding our Equity Compensation Plans and Awards, including valuation assumptions used in the preparation of these tables, is included in our December 31, 2008 audited financial statements.

Fiscal 2008 Grants

  None

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

Outstanding Equity Awards at Fiscal Year-End

The table below summarizes all unexercised options, stock that has not vested, and equity incentive plan awards for each named executive officer as of December 31, 2008. As at December 31, 2008, the closing price of the Company's common shares on the OTC: BB was $0.02.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END
OPTION AWARDS							STOCK AWARDS
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable		Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested (#)
J. Randall Martin	500,000	-		-	1.65	03/17/2016	-	-	-	-
	150,000	150,000	(1)	-	1.40	11/08/2017
Thomas Lough	200,000	-		-	1.35	07/31/2016	-	-	-	-
	75,000	75,000	(2)	-	1.40	11/08/2017	-	-	-	-
James Kopperson(4)	-	-		-	-	-	-	-	-	-
	-	-		-	-	-	-	-	-	-
		-		-	-	-	-	-	-	-
Stewart Redwood	100,000	-		-	1.90	03/24/2016	-	-	-	-
	50,000	50,000	(3)	-	1.40	11/08/2017	-	-	-	-

(1)	75,000 vest and are exercisable on each of May 8, 2009 and November 8, 2009.

(2)	37,500 vest and are exercisable on each of May 8, 2009, and November 8, 2009.

(3)	25,000 vest and are exercisable on each of May 8, 2009 and November 8, 2009.

(4)	On November 30, 2008 Mr. Kopperson tendered his resignation as CFO. All outstanding option awards have expired at December 31, 2008.

Compensation of Directors

The table below summarizes all compensation of our directors as of December 31, 2008 and 2007.

DIRECTOR COMPENSATION

Name		Fees Earned or Paid in Cash ($)	Stock Option Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Non- Qualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Jonathan Berg(1)	2008	35,000	-	31,208	-	-	35,000	101,208
	2007	6,500	12,100	465,627	-	-	15,000	499,227
Terry Lyons(2)	2008	24,000	-	-	-	-	-	24,000
	2007	5,000	12,100	465,627	-	-	-	482,727
James Verraster(3)	2008	19,000	-	-	-	-	-	19,000
	2007	5,000	12,100	465,627	-	-	-	482,727
Edward Flood(4)	2008	17,000	-	-	-	-	-	17,000
	2007	2,500	12,100	465,627	-	-	-	480,227
Thomas McGrail(5)	2008	17,000	-	-	-	-	66,125	83,125
	2007	2,000	12,100	267,137	-	-	74,375	355,612
David Bikerman(6)	2008	20,000	-	-	-	-	23,000	43,000
	2007	2,500	12,100	267,137	-	-	-	281,737

(1)	Not included in the Director Compensation Table is $73,000 owing to Mr. Berg at December 31, 2008 unpaid due to the Company’s financial circumstances.

(2)	Not included in the Director Compensation Table is $12,000 owing to Mr. Lyons at December 31, 2008 unpaid due to the Company’s financial circumstances.

(3)

Not included in the Director Compensation Table is $9,000 owing to Mr. Verraster at December 31, 2008 unpaid due to the Company’s financial circumstances. On January 31, 2009 Mr. Verraster tendered his resignation from the Company’s Board of Directors.

(4)	Not included in the Director Compensation Table is $6,000 owing to Mr. Flood at December 31, 2008 unpaid due to the Company’s financial circumstances.

(5)	Not included in the Director Compensation Table is $79,375 owing to Mr. McGrail at December 31, 2008 unpaid due to the Company’s financial circumstances.

(6)	Not included in the Director Compensation Table is $9,000 owing to Mr. Bikerman at December 31, 2008 unpaid due to the Company’s financial circumstances.

SUMMARY OF OUTSTANDING OPTIONS AT FISCAL YEAR END
	Total Options Awarded	Options Exercised	Options Fortified	Options Outstanding	Intrinsic value of Options Outstanding(1)	Fair Value of Options Outstanding(2)
Jonathan Berg	500,000	-	-	500,000	$-	$1,350
Terry Lyons	450,000	-	-	450,000	$-	$1,200
James Verraster	450,000	-	-	450,000	$-	$1,200
Ed Flood	450,000	-	-	450,000	$-	$1,200
Thomas McGrail	450,000	-	-	450,000	$-	$1,200
David Bikerman	450,000	-	-	450,000	$-	$1,000
	2,750,000	-	-	2,750,000	$-	$7,150

(1)	Based on the difference between the exercise price of the options and closing price of the Company’s common shares at December 31, 2008.

(2)	Based on fair value as calculated under FAS 123R using the assumptions disclosed in the Company’s December 31, 2008 financial statements.

Narrative Disclosure Related to the Director Compensation Table

On March 19, 2008 upon the recommendation of the Compensation Committee, the Board of Directors approved the Company’s Fiscal 2008 Directors Compensation Plan which provided for the following compensation to the Company’s non-executive Board Members:

a)	Annual cash retainer of $15,000 for each non-executive director, excluding the Chairman of the Board, such compensation to replace the Company’s historical 10,000 per annum direct share award policy.

b)	Per meeting fee of $1,000 for each board or committee meeting attended.

c)	Annual cash retainer of $5,000 for each of the chairs of the Audit and Governance Committee, Environmental Health and Safety Committee, and Compensation and Nominating Committee.

d)	Monthly fee of $5,000 to the Chairman of the Board of Directors plus an additional onetime grant of 50,000 options.

(i)     Consulting Fees

The amounts disclosed as “All Other Compensation” in the Director Compensation table above relate to consulting fees earned by directors for services performed during the fiscal years ended December 31, 2008 and 2007.

During the fiscal years ended December 31, 2008 and 2007, we retained Jackson Strategic Inc. to provide financial advising services to us. The agreement provides for a monthly fee of $5,000. Our Chairman, Jonathan Berg, is a shareholder and principal of Jackson Strategic Inc. and, as a result, all amounts earned are included in the column titled “All other Compensation,” for Mr. Berg in the director compensation table above.

During the fiscal years ended December 31, 2008 and 2007, we retained Thomas Ernst McGrail to provide consulting services to us on an as-needed basis at the rate of $620 per day. Consulting fees earned by Mr. McGrail are included in the column titled “All Other Compensation” in the director compensation table above.

During the fiscal year ended December 31, 2008 we retained David Bikerman to provide consulting services to us on an as-needed basis. Consulting fees earned by Mr. McGrail are included in the column titled “All Other Compensation” in the director compensation table above.

(ii)     Stock Awards

No stock awards were issued to members of our board of directors during the fiscal year ended December 31, 2008. On May 6, 2007 each non-executive director was granted 10,000 shares in consideration for services rendered as a member of the board for fiscal 2007. The fair value of these awards, based on the Black-Scholes option pricing model at the grant date, has been included in the column entitled “All Other Compensation” in the director compensation table above.

(iii)     Stock Option Grants

Non-management directors of the Company have historically been granted between 450,000 and 500,000 options each pursuant to their appointment as directors.

All options granted to our directors have the following attributes: i) two year vesting period, 25% every six months from the date of grant ii) ten year life. The aggregate fair value of these options was computed in accordance with FAS 123R and is reported in the director compensation table above in the column titled “Option Awards.” Further information regarding our Equity Compensation Plans and Awards, including valuation assumptions used in the preparation of these tables, is included in our December 31, 2008 audited consolidated financial statements.

During the fiscal year ended December 31, 2008, we granted our directors stock options as follows:

  On March 19, 2008 we granted Jonathan Berg options to purchase 50,000 shares of our common stock at an exercise price of $0.82 with an expiration date of March 19, 2018. 12,500 vest and are exercisable on each of September 19, 2008, March 19, 2009, September 19, 2009, and March 19, 2010.

During the fiscal year ended December 31, 2007, we granted our directors stock options as follows:

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

Item 12.         Securities Authorized for Issuance Under Equity Compensation Plans

Plan Category	# Of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants, and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)).
Equity compensation plans approved by security holders	5,170,000	$1.29	5,077,449
Equity compensations not approved by security holders	-	-	-
Total	5,170,000	$1.29	5,077,449

Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth, as of December 31, 2008, the beneficial ownership of our common stock by each executive officer and director, by each person known by us to beneficially own more than 5% of our common stock and by the executive officers and directors as a group. Except as otherwise indicated, all shares are owned directly and the percentage shown is based on 104,524,486 shares of common stock issued and outstanding on December 31, 2008. Except as otherwise indicated, the address of each person named in this table is c/o Colombia Goldfields Ltd., #208-8 King Street East, Toronto, Ontario, Canada M5C 1B5.

	Name and address of	Amount of beneficial
Title of class	beneficial owner (1)	ownership (2)	Percent of class

Executive Officers & Directors:

Common	J. Randall Martin (3)	1,000,000 shares	0.96%
Common	Stewart Redwood	500,000 shares	0.48%
Common	Thomas Lough (3)	500,000 shares	0.48%
Common	Thomas McGrail	210,000 shares	0.2%
Common	David Bikerman	10,000 shares	0%
Common	Terry Lyons	10,000 shares	0%
Common	James Verraster	10,000 shares	0%
Common	Edward Flood	10,000 shares	0%
Common	Jonathan Berg	10,000 shares	0%
Total of All Directors and Executive Officers:		2,260,000 shares	2.1%

More Than 5% Beneficial Owners:
Common	RNC (Management) Ltd (3)	11,565,000 shares	11.1%

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

(2)	For information on the options to purchase common stock granted to the persons listed above, please see Item 10 of this Annual Report on Form 10-K.

(3)

Mr. Martin and Mr. Lough are both officers, directors and shareholders of RNC (Management) Ltd. Pursuant to Rule 13d-4 of the Securities and Exchange Act of 1934, Mr. Martin, Mr. Lough and Mr. Martin disclaim beneficial ownership over the shares held by RNC (Management) Ltd. The shares held by RNC (Management) Ltd have not been included in the calculation of beneficial ownership above for Mr. Martin or Mr. Lough.

Item 13.        Certain Relationships and Related Transactions, and Director Independence

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

On February 8, 2008, we borrowed $2,500,000 from Global Resource Fund pursuant to a promissory note. Auramet Trading, LLC (“Auramet”) is a participant in the loan and one of our former directors, James Verraster, serves as Chief Executive Officer of Auramet. The promissory note provided for a $2,500,000 secured loan maturing on July 31, 2008. The borrowing under the promissory note is secured by a joint and several guaranty by the Company's subsidiaries. The guaranty is, in turn, secured by first priority pledges of the shares of such subsidiaries held directly and indirectly by the Company. The promissory note bore interest at a rate of 12.5% per annum, and interest payments were due monthly on the last day of the month, commencing on February 29, 2008. In connection with this loan, the Company issued 350,000 common share purchase warrants to the lender and paid an up-front fee to the lender equal to 3.0% of the borrowing under the promissory note. Each warrant entitles the holder thereof to purchase one common share at an exercise price of CDN$1.10 for a period of 24 months from the date of closing. If the warrants were not exercised by the expiration date, the lender may require the Company to repurchase the warrants for $50,000.

The loan was extended on two occasions to December 28, 2008 with the Company issuing a total of 425,000 common shares for these extensions and both the interest rate was increased to 15% and the purchase obligation was increased to $100,000. Subsequent to December 31, 2008 we agreed to grant Global additional security in the form of a pledge of the mineral rights held by Caldas and Gavilan.

At December 31, 2008 we have outstanding unsecured working capital advances totaling $2,875,000 from RNC (Management) Limited. The advances are non-interest bearing and have no specified repayment terms.

Director Independence

Each of David Bikerman and Terry Lyons are independent directors as such term is defined in the listing standards applicable to companies listed on the American Stock Exchange and Thomas McGrail, Jonathan Berg, and James Verraster are non-independent. In addition, one of the members of our Audit and Governance Committee, Terry Lyons, is independent, and two members, Jonathan Berg, and Jim Verraster are non-independent, as independence is defined in connection with audit committee membership in the listing standards applicable to companies listed on the American Stock Exchange.

Item 14.        Principal Accountant Fees and Services

Audit Fees

The aggregate fees billed by our auditors for professional services rendered in connection with a review of the financial statements included in our quarterly reports on Form 10-Q, the audit of our annual consolidated financial statements for the fiscal years ended December 31, 2008 and December 31, 2007, and various consents related to registration statement filings during fiscal 2008 were $258,423 and $249,604, respectively.

Audit-Related Fees

Our auditor billed $ 0 for the fiscal years ended December 31, 2008 and $0 for the fiscal year ended December 31, 2007 in fees for assurance and related services that are reasonably related to the performance of the audit or review of our financial statements.

Tax Fees

The aggregate fees billed by our auditors for professional services for tax compliance, tax advice, and tax planning were $0 and $0 for the fiscal years ended December 31, 2008 and 2007.

All Other Fees

The aggregate fees billed by our auditors for all other non-audit services, such as attending meetings and other miscellaneous financial consulting, for the fiscal years ended December 31, 2008 and 2007 were $0 and $10,000 respectively.

Audit and Governance Committee Policies

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

Item 15.         Exhibits and Financial Statement Schedules

Exhibits

The exhibits listed in the accompanying Exhibit Index are filed as part of this Annual Report on Form 10-K.

Financial Statements and Supplementary Data

The financial statements and schedules in Item 8 are filed as part of this Annual Report on Form 10-K.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Colombia Goldfields Ltd.

By: /s/ J. Randall Martin
       J. Randall Martin
       Chief Executive Officer and Vice Chairman
       March 27, 2009

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

By:	/s/ J. Randall Martin	By:	/s/ T.W. Lough
	J. Randall Martin		Thomas Lough
	Chief Executive Officer, Vice Chairman and		President
	Director		(President and Principal Financial Officer)
	(Principal Executive Officer)		March 27, 2009
March 27, 2009

By:	/s/ Jonathan Berg	By:	/s/ David Bikerman
	Jonathan Berg		David Bikerman
	Director		Director
	March 27, 2009		March 27, 2009

By:	/s/ Edward Flood	By:	/s/ Terry Lyons
	Edward Flood		Terry Lyons
	Director		Director
	March 27, 2009		March 27, 2009

EXHIBIT INDEX

Exhibit No.	Document Description
2.1	RNC Stock Purchase Agreement (incorporated by reference to Exhibit 2.1 to our Current Report on Form 8-K filed on January 13, 2006)
3.1	Articles of Incorporation, as amended (incorporated by reference to Exhibit 3.1 to our Registration Statement on Form SB-2 filed on July 28, 2006)
3.2	By-laws, as amended (incorporated by reference to Exhibit 3.2 to our Registration Statement on Form SB-2 filed on July 28, 2006)
4.1	Form of Indenture relating to Senior Debt Securities of the Company (incorporated by reference to Exhibit 4.5 to our Registration Statement on Form S-3 filed on January 8, 2008)
4.2	Form of Indenture relating to Subordinated Debt Securities of the Company (incorporated by reference to Exhibit 4.6 to our Registration Statement on Form S-3 filed on January 8, 2008)
10.1	Consulting Agreement with Stewart Redwood (incorporated by reference to Exhibit 10.1 to our Annual Report on Form 10-KSB filed on March 30, 2007)
10.2	Assignment Agreement with Investcol Limited (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on September 28, 2005)
10.3	Agreement with Investcol Limited (incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K filed on September 28, 2005)
10.4	Employment Contract with J. Randall Martin (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on October 5, 2007)
10.5	Master Agreement for Acquisition of properties in Caramanta (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on September 28, 2006)
10.6	First Amendment to RNC Stock Purchase Agreement (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on August 25, 2006)
10.7	Second Amendment to RNC Stock Purchase Agreement (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on December 15, 2006)
10.8	Third Amendment to RNC Stock Purchase Agreement (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on August 24, 2007)
10.9	Promissory Note to Global Resource Fund (incorporated by reference to Exhibits 10.1, 10.1(a), 10.1(b) and 10.1(c) to our Current Report on Form 8-K filed on February 13, 2008)
10.10	Amendment to Promissory Note to Global Resource Fund (incorporated by reference to Exhibits 10.1 to our Current Report on Form 8-K filed on August 8, 2008)
10.11	Amendment to Promissory Note to Global Resource Fund (incorporated by reference to Exhibits 10.1 to our Current Report on Form 8-K filed on October 8, 2008)
14.1	Code of Ethics (incorporated by reference to Exhibit 14.1 to our Annual Report on Form 10-KSB filed on April 16, 2005)
16.1	Letter from Vellmer & Chang to the SEC (incorporated by reference to Exhibit 16.1 to our Current Report on Form 8-K filed on August 11, 2006)
21.1	List of Company’s subsidiaries (incorporated by reference to Exhibit 21.1 to our Annual Report on Form 10-KSB filed on March 20, 2008).
23.1 *	Consent of PricewaterhouseCoopers LLP.
31.1 *	Certification of Chief Executive Officer and Vice Chairman pursuant to Rule 13a-15(e) or 15d- 15(e), as enacted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2 *	Certification of President and Principal Financial Officer pursuant to Rule 13a-15(e) or 15d-15(e), as enacted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1 *	Certification of Chief Executive Officer and Vice Chairman pursuant to 18 U.S.C. Section 1350, as enacted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2 *	Certification of President and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as enacted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith.