Form 10-Q
period 2009-03-31
COLOMBIA GOLDFIELDS LTD
filed 2009-05-01
CIK 1223663

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

☒     Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

 For the quarterly period ended March 31, 2009

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

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

☐ Yes             ☐ No

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

☐ Yes             ☒ No

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 104,224,486 common shares as of March 31, 2009

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

COLOMBIA GOLDFIELDS LTD.
(An Exploration Stage Company)
CONSOLIDATED BALANCE SHEETS
(UNAUDITED)
(Amounts in US Dollars, In Thousands, Except Share and Per Share Amounts)

	March 31,	December 31,
	2009	2008

ASSETS
Current
Cash and cash equivalents	$-	$-
Prepaid expenses and deposits	70	85
	70	85
Non Current
Mineral and exploration properties and rights (Note 4)	25,758	25,758
Property and equipment, net of accumulated amortization (Note 5)	251	283
	$26,079	$26,126
LIABILITIES
Current
Bank indebtedness (Note 5)	$197	$200
Accounts payable and accrued liabilities	7,907	8,452
Mineral property purchase obligations (Notes 4 and 7)	4,333	4,957
Related party advances (Note 8)	3,321	2,875
Short-term promissory note (Note 8)	2,765	2,666
	18,523	19,150
STOCKHOLDERS’ EQUITY
Common stock (Note 6)
Authorized:
200,000,000 common shares, $0.00001 par value
Issued and outstanding:	1	1
104,524,486 common shares (December 31, 2008: 104,524,486 common shares)
Additional paid-in capital (Note 6)	85,779	89,577
	85,780	89,578
Deficit accumulated during the exploration stage	(78,224)	(82,602)
	7,556	6,976
	$26,079	$26,126

See accompanying Notes to Interim Consolidated Financial Statements

* Going Concern (Note 1)
* Commitments and Contingencies (Note 13)

COLOMBIA GOLDFIELDS LTD.
(An Exploration Stage Company)
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(UNAUDITED)
(Amounts in US Dollars, In Thousands, Except Share and Per Share Amounts)

			Cumulative
			From
			Inception
			(March 25,
	Three Months	Three Months	2003)
	Ended	Ended	through
	March 31, 2009	March 31, 2008	March 31, 2009

REVENUES	$-	$-	$-
OPERATING EXPENSES
Mineral property exploration expenses (Notes 4 and 6)	280	2,975	29,381
General and administrative (Note 6)	331	2,207	17,201
Write-down of Mineros deposit and advance (Note 3)	-	-	9,296
Write-down of mineral and exploration properties and
rights (Note 4)	-	-	40,545
Foreign exchange loss (gain)	(1,154)	1,840	(722)
Amortization	15	63	428
Total operating expenses (income)	(528)	7,085	96,129
Other income	-	(6)	(293)
Income (loss) before deferred income taxes	528	(7,079)	(95,836)
Deferred income tax recovery	-	904	13,762
Net income (loss) and comprehensive income (loss)	$528	$(6,175)	$(82,074)
INCOME (LOSS) PER SHARE – BASIC AND DILUTED	$0.01	$(0.07)
WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING
Basic and diluted	104,524,486	86,659,772

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

See accompanying Notes to Interim Consolidated Financial Statements

* Going concern (Note 1)

COLOMBIA GOLDFIELDS LTD.
(An Exploration Stage Company)
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY (DEFICIENCY)
(UNAUDITED)
(Amounts in US Dollars, In Thousands, Except Share and Per Share Amounts)

	Common Shares	Capital/Stock Additional Paid-in Capital	Share Purchase Warrants	Special Warrants	Deficit Accumulated During the Exploration Stage	Total Stockholders’ Equity
Balance, December 31, 2008	104,524,486	$83,163	$6,415	$-	$(82,602)	$6,976
Three Months Ended March 31, 2009
Adjustment to deficit upon adoption of EITF 07-5 (Note 6(B)) on January 1, 2009	-	-	(3,850)	-	3,850	$-
Stock based compensation	-	52	-	-	-	52
Net income for the three months ended
March 31, 2009	-	-	-	-	528	528
Balance, March 31, 2009	104,524,486	$83,215	$2,565	$-	$(78,224)	$7,556

See accompanying Notes to Interim Consolidated Financial Statements

* Going concern (Note 1)

COLOMBIA GOLDFIELDS LTD.
(An Exploration Stage Company)
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(Amounts in US Dollars, In Thousands, Except Share and Per Share Amounts)

	Three Months Ended March 31, 2009	Three Months Ended March 31, 2008	Cumulative from Inception (March 25, 2003) through March 31, 2009

OPERATING ACTIVITIES:
Net income (loss)	$528	$(6,175)	$(82,074)
Items not requiring cash outlay:
- Consulting fees	-	-	54
- Amortization	15	63	428
- Mineral property exploration	-	-	250
- Stock based compensation	52	1,021	7,734
- Write down of Mineros deposit and advance	-	-	9,296
- Write down of mineral and exploration properties and rights	-	-	40,545
- Deferred income taxes	-	(904)	(13,762)
Changes in non-cash working capital items
- Prepaid expenses and deposits	15	(378)	135
- Accounts payable, accrued and other liabilities	(1,053)	1,620	7,737
- Due to/from related parties	-	-	5
Net cash used in operating activities	(443)	(4,753)	(29,652)
FINANCING ACTIVITIES:
Issuance of equity securities, net of issue costs and fees	-	5,183	55,955
Issuance of promissory notes and related warrants	-	2,500	12,200
Repayment of promissory notes	-	-	(9,700)
Related party advances	446	-	3,321
Increase (decrease) in bank indebtedness	(3)	-	197
Exercise of stock options	-	-	131
Net cash provided by financing activities	443	7,683	62,104
INVESTING ACTIVITIES:
Purchase of mineral exploration rights	-	(2,477)	(21,505)
Purchase of equipment	-	(31)	(1,426)
Website development costs	-	-	(21)
Mineros deposit and advance	-	(2,500)	(9,500)
Net cash used in investing activities	-	(5,008)	(32,452)
DECREASE IN CASH AND CASH EQUIVALENTS	-	(2,078)	-
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	-	6,939	-
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$-	$4,861	$-
SUPPLEMNTAL CASH FLOW INFORMATION
Interest and financing fees	$100	$183	$1,226
Income taxes	$-	$-	$-

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

These consolidated financial statements have been prepared using U.S generally accepted accounting principles applicable to a going concern which contemplates the realization of assets and settlement of liabilities in the normal course of business as they come due. The Company has incurred a cumulative net loss since inception on March 25, 2003 to March 31, 2009 of $82,074 and has no source of operating revenue. The Company’s ability to meet its obligations and continue as a going concern is dependent on securing future funding. As a result of the recent turmoil in worldwide financial markets the Company has been unable to raise the required capital necessary to address the Company’s current working capital deficiency at March 31, 2009. As a result, the Company is reviewing strategic alternatives, including a sale process for all or some of the Company’s assets. The Company has canvassed a number of qualified parties with respect to a sale or financing transaction for some or all of the Company’s assets and has also provided data room access pursuant to confidentiality agreements to interested parties. At the present time there is no certainty that these initiatives or any financing or sale of one or more of the Company’s projects or the Company itself will be completed.

At March 31, 2009 the Company has a significant working capital deficiency including $18,523 in current liabilities as follows:

Bank indebtedness	$197
Accounts payable and accrued liabilities	7,907
Mineral property purchase obligations	4,333
Related party advances	3,321
Short-term promissory note	2,765
$18,523

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

COLOMBIA GOLDFIELDS LTD.
(An Exploration Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in US Dollars, In Thousands, Except Share and Per Share Amounts)

The Company has a short-term promissory note obligation with Global Resource Fund (the “Note”). The Note is collateralized by the Company’s investment in RNC (Colombia) Ltd. and collateralized by a pledge of the Company’s investments in Compania Minera de Caldas (“Caldas”) and Gavilan Minerales S.A. (“Gavilan”). Caldas is the Company’s principal operating subsidiary and the titleholder of the Company’s mineral rights and legal mine titles. The Note was due December 29, 2008 and the Company has been unable to repay the Note as of the date of these financial statements. There can be no assurance that the Company’s short-term promissory note will be repaid or that the holder will not call the loan or exercise its rights to the loan’s underlying collateral interests. Certain of the Company’s trade creditors have placed a lien on the Company’s mineral properties in order to protect their rights to payment. The Company is currently working with its advisors to develop a method for pledging to Global additional security under these circumstances.

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

Since the non-controlling shareholders of RNC and Gavilan have no obligation to contribute any additional capital and the Company is the primary entity obligated to fund future exploratory work, no non-controlling interest related to Caldas or Gavilan has been recognized in the consolidated statements of operations for the three months ended March 31, 2009 and March 31, 2008 and in the consolidated balance sheets at March 31, 2009 and December 31, 2008. The directors and senior management of Caldas and Gavilan have executed voting and support agreements in favour of the Company.

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
(An Exploration Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
(Amounts in US Dollars, In Thousands, Except Share and Per Share Amounts)

Asset Retirement Obligations

The Company applies SFAS No. 143, Accounting for Asset Retirement Obligations which requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred. SFAS No. 143 requires the Company to record a liability for the present value using a credit-adjusted risk free interest rate, of the estimated site restoration costs with a corresponding increase to the carrying amount of the related long-lived assets. The liability is accreted until it has been fully incurred and the asset is amortized over the life of the related assets. Adjustments are made for changes resulting from the passage of time and changes to either the timing or amount of the original present value estimate underlying the obligation. As at March 31, 2009 and December 31, 2008 the Company does not have any asset retirement obligations.

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

Comprehensive Income

In accordance with SFAS No. 130, Reporting Comprehensive Income (“SFAS 130”), comprehensive income consists of net income and other gains and losses affecting stockholders’ equity that are excluded from net income, such as unrealized gains and losses on investments available for sale and foreign currency translation gains and losses when a subsidiary has a functional currency other than US dollars. For all periods presented, the Company’s financial statements do not include any of the additional elements that affect comprehensive income. Accordingly, net earnings (loss) and comprehensive earnings (loss) are identical.

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

Earnings (Loss) per Share

Basic earnings (loss) per share is computed by dividing net earnings (loss) available to common stockholders by the weighted average number of common shares outstanding during the period. Diluted net earnings (loss) per share on the potential exercise of equity-based financial instruments is not presented where anti-dilutive. For the three months ended March 31, 2009 and March 31, 2008, outstanding share purchase warrants and options to purchase common shares were excluded from the computation of diluted earnings per share as the impact of these instruments was anti-dilutive as a result of losses incurred in these periods.

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

On September 22, 2008 the Company and Mineros agreed to further extend the completion date to October 31, 2008. Both the deposit and guarantee were non-refundable if the transaction was not completed for any reason. On October 31, 2008 Mineros notified the Company it was unwilling to extend the closing of the transaction beyond October 31, 2008 and terminated the transaction. Mineros exercised its right to the non refundable advance and term deposit. As a result, a write-down of $9,296 with respect to these items was recognized in the Consolidated Statements of Operations for the year ended December 31, 2008.

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
(An Exploration Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
(Amounts in US Dollars, In Thousands, Except Share and Per Share Amounts)

During the fourth quarter of 2008, problems with the global financial system accelerated. This impacted and continues to impact the Company’s ability to access the capital markets in order to fund the Company’s operations and, like many junior exploration companies, the decline in the Company’s market capitalization suggests that the previously recognized carrying amounts of mineral and exploration properties and rights may not be recoverable. At December 31, 2008 there were 92 legal and valid mining titles in the name of Caldas. While the Company continues to hold these titles, in preparing the Company’s 2008 annual consolidated financial statements, the carrying value of the Company’s mineral rights was reviewed for recoverability and impairment based on the Company’s enterprise value and feedback received from the Company’s discussions with potential strategic partners. As a result of the Company’s review, a write-down of $40,545 ($34,194 net of deferred tax recoveries of $6,351) was recognized in the consolidated statement of operations and comprehensive loss for the year ended December 31, 2008.

The following table summarizes the Company’s mineral and exploration properties and rights and mineral property exploration expenses:

	Mineral and Exploration Properties and Rights	Mineral Property Exploration Expenses
Balance, December 31, 2007	65,377	12,580
Additions – fiscal 2008	926	16,521
Write-down of investment – fiscal 2008	(40,545)	-
Balance, December 31, 2008	25,758	29,101
Additions – fiscal 2009	-	280
Balance, March 31, 2009	$25,758	$29,381

Title to mineral properties and mining and exploration rights involves certain inherent risks due to the difficulties of determining the validity of certain claims as well as the potential for problems arising from the frequently ambiguous conveyance history characteristic of many mining properties. When the Company acquires title to mineral properties either individually or through the acquisition of subsidiaries, the conveyance of such titles can be time consuming and subject to the interpretation of Colombian laws. Furthermore, as disclosed in Note 7 and Note 14, certain mineral properties remain subject to contractual obligations. The Company cannot give any assurance that title to its properties will not be challenged or impugned and cannot be certain that the Company will have valid title to its mining properties. The Company relies on title opinions by legal counsel who base such opinions on the laws of countries in which the Company operates. As disclosed in Note 1, the ability of the Company to continue as a going concern and realize the carrying value of the Company’s mineral and exploration properties and rights is dependent upon a number of external factors. Should the Company be unable to continue as a going concern, or be able to successfully advance its discussions with its creditors, the carrying values of the rights could be further impacted in future periods and such adjustments may be significant.

COLOMBIA GOLDFIELDS LTD.
(An Exploration Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
(Amounts in US Dollars, In Thousands, Except Share and Per Share Amounts)

NOTE 5 – PROPERTY AND EQUIPMENT

	March 31, 2009	December 31, 2008
Equipment and computers	$243	$243
Building	87	87
Vehicles	82	99
Accumulated amortization	412	429
	(161)	(146)
Total	$251	$283

The Company’s bank indebtedness of $197 is collateralized by a mortgage against the Company’s office building in Medellin, Colombia.

NOTE 6 – STOCKHOLDERS’ EQUITY

A) Common Stock and Special Warrants

	March 31, 2009	December 31, 2008

Authorized:
200,000,000 common shares,
$0.00001 par value
Issued and Outstanding:
104,524,486 common
shares (December 31, 2008:
104,524,486 common shares)	$1	$1

i)	During the year ended December 31, 2008 the Company completed the following transactions:

	a)	On March 3, 2008 the Company issued 250,000 options to purchase the Company’s common stock to an employee.

	b)	On March 19, 2008 the Company issued 50,000 options to purchase the Company’s common stock to a director.

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

B) Fair Value

4,241,500 warrants and 508,980 Agents’ Warrants issued in connection with the Company’s August 14, 2007 private placement, 4,582,613 warrants and 595,739 Agents’ Warrants issued in connection with the Company’s December 28, 2007 private placement and 350,000 Warrants issued in connection with the Company’s February 8, 2008 short-term promissory note issuance are denominated in Canadian dollars while the Company’s functional and reporting currency is the U.S. Dollar. As a result, the fair value of the warrants and Agents’ Warrants fluctuates based on their time and expiry and changes in the exchange rate between the U.S. and Canadian dollar.

EITF 07-5 indicates warrants with exercise prices denominated in a different currency than an entity’s functional currency should not be classified as equity for years beginning on or after December 15, 2008. As a result, these instruments would be treated as derivatives and recorded as liabilities carried at their fair value, with period to period changes in the fair value recorded as a gain or loss in the statement of operations and comprehensive loss. The Company adopted the recommendations of EITF 07-05 on January 1, 2009 and adjusted the warrants to liabilities at that date.

As a result, the Company recorded an adjustment of $3,850 to retained earnings at January 1, 2009 and a $26 charge to general and administrative expenses in fiscal 2009 as follows:

Total
Fair value – At Inception of instruments	$3,865
Decrease in fair value of instruments - 2007 and 2008	(3,850)
Fair value – December 31, 2008	$15
Increase in fair value of instruments - 2009	26
Fair value – March 31, 2009	$41

C) Other

In connection with certain of the Company’s historical private placements totalling $51,586, the Company historically committed to penalties ranging between 1.5% and 15% of the gross proceeds received in the event the subsequent registration statements are not declared effective by the SEC and/or remain effective within specified periods following the closing of the offerings. Pursuant to EITF 00-19-2 Accounting for Registration Payment Arrangements, the Company concluded that at inception and at the balance sheet date, payments under these commitments are not probable. As a result, no liabilities for registration payment obligations are required to be recognized in the consolidated balance sheets at March 31, 2009 and December 31, 2008.

COLOMBIA GOLDFIELDS LTD.
(An Exploration Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
(Amounts in US Dollars, In Thousands, Except Share and Per Share Amounts)

C) Warrants

As at March 31, 2009, the following warrants were issued and outstanding:

Number of Warrants	Exercise Price	Expiry Date
390,040	$ 2.00 USD per share	April 25, 2009*
541,200	1.00 USD per share	March 22, 2010
508,980	1.40 CDN per share	August 14, 2010
4,582,613	2.00 CDN per share	December 28, 2012
595,739	1.20 CDN per share	December 28, 2009
350,000	1.10 CDN per share	February 8, 2010
5,992,411	1.10 USD per share	March 28, 2010
350,000	1.10 USD per share	March 31, 2010
11,167,000	1.50 USD per share	June 18, 2013
781,690	0.85 USD per share	June 18, 2010
25,259,673	$ 1.45 USD per share
* On April 25, 2009 these 390,040 warrants expired unexercised

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

The following is a summary of the Plans at March 31, 2009:

	Options Available for Issue	Shares Reserved for Issuance
2006 Plan	1,305,000	6,325,000
2008 Plan	3,922,449	3,922,449
	5,227,449	10,247,449

COLOMBIA GOLDFIELDS LTD.
(An Exploration Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
(Amounts in US Dollars, In Thousands, Except Share and Per Share Amounts)

A summary of stock options granted, and exercised and outstanding, under the Plans are as follows:

	Shares	Weighted Average Exercise Price
Options outstanding at December 31, 2008	5,170,000	$1.29
Granted in fiscal 2009	-	-
Exercised in fiscal 2009	-	-
Forfeited and expired in fiscal 2009	(150,000)	1.29
Options outstanding at March 31, 2009	5,020,000	$1.29

	Fiscal 2009	Fiscal 2008
Weighted average fair value of options granted during the period	$-	$0.71
Weighted average fair value of options vested during the period	$0.92	$1.11

Range of Exercise Prices	Number Outstanding	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (yrs)	Number Exercisable	Weighted Average Exercise Price

$0.42 - $1.00	400,000	$0.68	7.69	300,000	$0.73
$1.01 - $1.90	4,620,000	1.34	7.98	3,795,000	1.33
$0.42 - $1.90	5,020,000	$1.29	7.96	4,095,000	$1.29

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

Summary of Stock-Based Compensation Expenses

The following table summarizes stock-based compensation recorded in the consolidated statements of operations:

	Three Months Ended March 31, 2009	Three Months Ended March 31, 2008	Cumulative From Inception (March 25, 2003) through March 31, 2009
Mineral property exploration expenses	$27	$248	$1,726
General and administrative	25	773	6,008
Total stock-based compensation	$52	$1,021	$7,734

As at March 31, 2009, there was $187 of unrecognized compensation cost related to unamortized stock options. (December 31, 2008: $397)

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

Included in the $2,765 amount reflected on the consolidated balance sheet at March 31, 2009 is outstanding principal of $2,600 (representing the original $2,500 principal and August 7, 2008 and October 11, 2008 extension fees) and interest of $165 (representing unpaid interest for the five months ended March 31, 2009).

The Company was unable to repay the Note on December 29, 2008 and as a result, pursuant to the Note’s contractual terms, Global has the right to exercise its right to the Note’s underlying security interest, being the Company’s investments in RNC (Colombia), Caldas and Gavilan. Global has not demanded payment of the note and continues to work with the Company while the Company reviews its strategic alternatives. In March, 2009 the Company agreed to pledge to Global additional security in the form of the Company’s mineral exploration properties and rights held by Caldas and Gavilan. Subsequent to March 31, 2009, the Company was informed that certain of the Company’s trade creditors placed a lien on the Company’s mineral properties in order to protect their rights to payment. The Company is currently working with its advisors to develop a method of pledging additional security to Global under these circumstances.

COLOMBIA GOLDFIELDS LTD.
(An Exploration Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
(Amounts in US Dollars, In Thousands, Except Share and Per Share Amounts)

Certain of the Company’s officers have provided working capital advances totalling $3,321 at March 31, 2009 (December 31, 2008 - $2,875). These advances, which are unsecured, are non-interest bearing, and have no specified repayment terms, have been classified as current liabilities in the consolidated balance sheet.

NOTE 9 – RELATED PARTY TRANSACTIONS

During the normal course of operations, the Company engages in transactions with certain directors, senior officers, and shareholders of the Company.

Related party transactions reflected within the Company’s consolidated financial statements include:

a)	Management and consulting fees paid to certain directors, senior officers, and shareholders of the Company in fiscal 2009 and 2008.

b)

The issuance of a short-term promissory note during the first quarter of fiscal 2008 whereby one of the Company’s former directors serves as an executive of a company that is a participant in the note as disclosed in Note 8.

c)	Unsecured working capital advances provided by a Company controlled by i) the Company’s President, and ii) the Company’s Vice Chairman and CEO in fiscal 2009 and 2008.

During the three months ended March 31, 2009 the Company:

a)	Paid $NIL for board and committee meeting fees to non-management directors of the Company (three months ended March 31, 2008: $135).

b)	Paid $8 in management, salary, and consulting fees to non-management directors of the Company (three months ended March 31, 2008: $28).

c)	Paid $NIL in management, salary, and consulting fees to non-management shareholders of the Company (three months ended March 31, 2008: $51).

Included in accounts payable and accrued liabilities at March 31, 2009 is $755 owing to directors and senior management of the Company. Related party advances at March 31, 2009 total $3,321.

Included in prepaid expenses and deposits at December 31, 2008 is $45 related to a director of the Company. Included in accounts payable and accrued liabilities at December 31, 2008 is $78 owing to directors and senior management of the Company.

COLOMBIA GOLDFIELDS LTD.
(An Exploration Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
(Amounts in US Dollars, In Thousands, Except Share and Per Share Amounts)

NOTE 10 - SEGMENTED INFORMATION

The Company has determined that it operates in a single reportable segment, being the acquisition of, exploration for, and development of mineral properties.

NOTE 11 – FAIR VALUE OF FINANCIAL INSTRUMENTS

The Company’s bank indebtedness is with major Colombian financial institutions. Colombian account balances are converted to U.S. dollars at the closing exchange rate at the balance sheet date and accordingly are classified within Level 1 of the fair value hierarchy. The Company’s short term promissory note is classified within Level 1 of the fair value hierarchy. The Company’s related party advances are classified within Level 2 of the fair value hierarchy. For all financial instruments fair value is equivalent to carrying value at March 31, 2009 and December 31, 2008.

NOTE 12 – ACCOUNTING DEVELOPMENTS

a)

In February 2007 the FASB issued FAS 159 – The Fair Value Option for Financial Assets and Financial Liabilities. FAS 159 offers an irrevocable option to carry eligible financial assets and liabilities at fair value, with the election to be made on an instrument by instrument basis, with changes in fair value recorded in earnings. FAS 159 expands the use of fair value measurement for many companies, which is consistent with the FASB’s long-term measurement objectives for accounting for financial instruments. FAS 159 is effective as of an entity’s first fiscal year that begins after November 15, 2007 and is applied prospectively. The adoption of FAS 159 had no impact on the Company’s financial statements.

b)

In December 2007, the FASB issued FAS 141(R), Business Combinations, which replaces FAS 141 prospectively effective for business combinations in the first annual reporting period after December 15, 2008. Early adoption is not permitted. Under FAS 141(R), business acquisitions will be accounted for under the “acquisition method”, compared to the “purchase method” mandated by FAS 141. The adoption of FAS 141(R) had no impact on the Company’s financial statements.

c)

In December 2007, the FASB issued FAS 160 – Non-Controlling Interests in Consolidated Financial Statements which is effective for periods beginning after December 15, 2008. Under FAS 160, non-controlling interests are measured at 100% of the fair value of assets acquired and liabilities assumed and are classified as a separate component of shareholders’ equity. The provisions of FAS 160 are to be applied prospectively with the exception of the presentation and disclosure, which are to be applied for all prior periods presented in the financial statements. The adoption of FAS 160 had no impact on the Company’s financial statements.

COLOMBIA GOLDFIELDS LTD.
(An Exploration Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
(Amounts in US Dollars, In Thousands, Except Share and Per Share Amounts)

NOTE 13 – COMMITMENTS AND CONTINGENCIES

i)	Caramanta Properties

a)

On August 27, 2007 the Company entered into an agreement with an unrelated party that provides the Company with an option to acquire 100% of concession No. 669-17 in the Caramanta region. Over a twenty-four month period the Company has the option to pay a total of 2.4 billion Colombian pesos ($937) to acquire a 100% interest in the property. At March 31, 2009 the Company has expended an initial 543 million pesos ($212) for a 20% interest. The Company plans to continue to explore the region to determine if it is desirable to continue to acquire the remaining 80% interest. Should the Company decide not to continue with the project, the Company is not obligated to make any further payments and title to the project remains with the original owner.

b)

On March 17, 2008 the Company entered into an agreement with an unrelated party that provides the Company with an option to acquire Concession No. 653- 17 in the Caramanta region. Over a twenty-four month period the Company has the option to pay a total of 1.0 billion Colombian pesos ($390) to acquire a 100% interest in the property. A December 31, 2008 the Company has expended an initial 300 million pesos ($117) for a 30% interest. The Company plans to continue to explore the region to determine if it is desirable to continue to acquire the remaining 70% interest. Should the Company decide not to continue with the project, the Company is not obligated to make any further payments and title to the project remains with the original owners.

c)

The Company has other options with various unrelated parties totalling 730 million Colombian pesos ($285) to acquire 100% interests in the properties, subject to the concessions being granted to the underlying applicants and subsequently being transferred to and registered in the name of the Company.

NOTE 14 – SUBSEQUENT EVENTS

In April, 2009 the Company was informed that certain of the Company’s trade creditors have placed a lien on the Company’s mineral properties in order to protect their rights to payment.

NOTE 15 – RECLASSIFICATIONS

Certain prior period amounts have been reclassified to conform to the current period presentation.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Introduction

This Management’s Discussion and Analysis (“MD&A”), prepared as of April 30, 2009, is intended to supplement and complement our unaudited interim consolidated financial statements and notes thereto (our “Financial Statements”) for the three month ended March 31, 2009 prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”). You are encouraged to review our Financial Statements in conjunction with your review of this MD&A. Additional information relating to our Company is available at www.sec.gov.com and www.sedar.com. All dollar amounts in our MD&A are expressed in U.S. dollars, unless otherwise specified.

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

First Quarter 2009 Overview

In light of recent economic instability, created primarily by the banking and credit crisis in the U.S. and the resulting deterioration of global financial markets, at the end of the third quarter of fiscal 2008 the Company determined it necessary to revisit its short-term operating plan. In connection with this review, in the fourth quarter of 2008 we announced the suspension of additional drilling beyond the completed 46,000 meters on Zona Alta to reduce our ongoing operating expenses. Results from the 46,000 meters of Zona Alta drilling are being reviewed to update our resource estimate for the Marmato Project. In light of current market conditions, we also commenced evaluating strategic options to address our short-term and long-term project development goals and liquidity issues. During the first quarter of fiscal 2009, the Company’s ongoing operations continued to be financed by unsecured working capital advances from a company controlled by i) the Company’s President, and ii) the Company’s Vice Chairman, Chief Executive Officer.

As a result of the recent turmoil in worldwide financial markets and the reluctance of investors to participate in the exploration sector, the Company has been unable to raise the required capital necessary to complete the Zona Baja (Mineros) transaction and address the Company’s current working capital deficiency.

The Company is therefore unable at this time to advance its ultimate goal of combining Zona Alta and Zona Baja and continues to review all strategic alternatives, including a potential sale of all or some of the Company’s assets. The Company has canvassed a number of qualified parties with respect to a possible strategic transaction with the Company and several interested parties continue to review information regarding the Company pursuant to confidentiality agreements. In addition, the Company continues to explore potential financing opportunities. At the present time there is no certainty that these initiatives or any financing or strategic transaction will be completed.

At March 31, 2009 the Company has a significant working capital deficiency including $18,523 in current liabilities as follows:

Bank indebtedness	$197
Accounts payable and accrued liabilities	7,907
Mineral property purchase obligations	4,333
Related party advances	3,321
Short-term promissory note	2,765
$18,523

In the fourth quarter of 2008 the Company commenced discussions with its creditors and parties to the Company’s mineral property purchase obligations to ascertain their willingness to work with the Company to restructure its obligations and these discussions continued in the first quarter of 2009. As well, the Company has now completed terminating all but essential personnel in both its Toronto and Medellin offices in order to further reduce the Company’s monthly operating cash requirements. There can be no assurance that impacted parties will cooperate with the Company in respect to these initiatives. Both the Company’s i) President, and ii) Vice Chairman, CEO are supportive of the Company’s efforts to restructure its operations given the current gold prices, however their ability to provide significant additional working capital advances has become increasingly difficult. There can be no assurance that additional funding from these individuals will be available on acceptable terms to the Company or at all.

The Company has outstanding a short-term promissory note to Global Resource Fund (“Global”). The note is collateralized by the Company’s investment in RNC (Colombia) Ltd. and collateralized by a pledge of the Company’s investments in Caldas and Gavilan. Caldas is the Company’s principal operating subsidiary and the titleholder of the Company’s mineral rights and legal mine titles. The loan was due December 29, 2008 and the Company was unable to repay the note at that time. In connection with the Company’s attempts to advance other strategic and/or financing alternatives, the Company has advised the holder of the Company’s efforts to secure additional financing and/or a strategic partner. There can be no assurance the Company’s short-term promissory note will be repaid or that the holder will not call the loan or exercise its rights to the loan’s underlying collateral.

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

The Company has reduced its staffing levels to approximately 30 at March 31, 2009 and has suspended further exploration activities while management continues its ongoing review of strategic alternatives.

Impact of Market Conditions

As of the date of the MD&A, the current economic uncertainty and weakness in the capital markets continues to negatively impact the industry. Similar to other companies in the industry, we continue to experience difficulty raising the additional capital necessary to fund our ongoing operations. The Company continues to canvass qualified parties regarding a potential merger or sale of some or all of the Company’s assets, however management believes there are a large number of junior mining companies pursuing similar strategies and a finite number of potential acquirers given the current economic environment.

The Company has been unable to pay its promissory note with Global that was due December 29, 2008. The note holder has not demanded repayment of the note and continues to work with the Company while the Company reviews its strategic alternatives. In return, in March, 2009 the Company agreed to pledge the Company’s Colombian mineral and exploration properties and rights as additional security for the note. In April, 2009 the Company was informed that certain of the Company’s trade creditors have also placed a lien on the mineral properties.

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

Marmato Mountain – Zona Alta

As at March 31, 2009, the Zona Alta of Marmato Mountain in Colombia hosts approximately 275 small mines, and Compañia Minera de Caldas, S.A. (“Caldas”), our Colombian subsidiary, is seeking to purchase each of these. We own 95% of Caldas, with the remaining 5% held directly or indirectly by directors, officers, and senior management of the Company, as Colombian law requires a minimum of five shareholders. Of these mines, 83 have registered titles in the Ministry of Mines in the province of Caldas. We refer to these mines as Category 1. Another 36 mines, referred to as Category 2, are located in an area called CHG-081, in which there is one mining concession contract, and we refer to these mines as Category 2. Once the Category 2 mines have been purchased, Caldas will own the entire CHG-081 contract. Our objective is to secure ownership of these 119 properties. Approximately 90 of the remaining mines have made applications for legalization. We refer to these mines as Category 3. Of the applications made, management believes that less than 20 will be approved. Approximately 66 are illegal mines.

Certain mining properties have been purchased or optioned and are awaiting final payment once the documentation and registration is complete. The total number of legal mining titles acquired by Caldas at March 31, 2009 is 109, compared to 109 at December 31, 2008. Of these mines, 92 are currently registered in the name of Caldas. In April, 2009 we were informed that certain of our trade creditors have placed liens on our mining properties to protect their rights to payment.

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

Revenues

We have not yet completed our economic feasibility studies to establish the existence of proven or probable reserves for our properties. To date, we have not produced any gold, and, as a result, we have not recognized any revenues from mining activities for the period since incorporation to March 31, 2009.

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

Going Concern

We incurred a net loss of $82,074,000 for the period from inception on March 25, 2003 to March 31, 2009, and we are not presently generating any revenue. We have a working capital deficiency of $18,453,000 at March 31, 2009. Furthermore, we have used $62,104,000 during this period to fund our operations and mineral acquisitions program.

As at March 31, 2009 we do not have any cash resources and we will need to raise additional debt or equity financing during fiscal 2009 to continue to execute our business plan. We currently do not have any secure arrangements for additional financing. There can be no assurance that additional financing will be available to us on acceptable terms, or at all. These factors, among others, raise substantial doubt about our ability to continue as a going concern. Our financial statements do not include any adjustments to reflect the possible future effect on the recoverability and classification of the assets or the amounts and classification of liabilities that may result should we cease to continue as a going concern. Readers of this MD&A should refer to the Company’s Annual Consolidated Financial Statements for the year ended December 31, 2008 and our unaudited interim Consolidated Financial Statements for the three months ended March 31, 2009 and in particular Note 1 – “Going Concern and Nature of Operations” to these consolidated financial statements for further information.

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

Selected Financial Information

The following table sets forth selected financial information for the three months ended March 31, 2009 and March 31, 2008. This summary of selected financial information is derived from, and should be read in conjunction with, and is qualified in its entirety by reference to, our audited financial statements for the three months ended March 31, 2009 and the related note disclosures.

			Cumulative
			from Inception
			(March 25, 2003
	Three Months	Three Months	through
	Ended March	Ended March	March 31,
	31, 2009	31, 2008	2009)
Statement of Loss and Deficit
Total Operating Expenses (income)	$(528,000)	$7,085,000	$96,129,000
Net loss and comprehensive income (loss)	$528,000	$(6,175,000)	$(82,074,000)
Income (loss) per Share-basic and diluted	$0.01	$(0.07)

Balance Sheet Data	As at	As at
	March 31,	December 31,
	2009	2008
Total Assets	$26,079,000	$26,126,000
Total Long-Term Debt	$-	$-
Total Liabilities	$18,523,000	$19,150,000
Total Shareholders’ Equity	$7,556,000	$6,976,000

Results of Operations –First Quarter 2009 Compared with First Quarter 2008

For the three months ended March 31, 2009, we recorded net income of $528,000 (2008- Net loss of $6,175,000). We generated interest and other income of $NIL (2008-$6,000). The primary contributors to our net income for the three months ended March 31, 2009 were mineral property exploration expenses of $280,000 (of which $27,000 related to non-cash stock-based compensation expenses) and general and administrative expenses of $331,000 (of which $25,000 related to non-cash stock-based compensation expenses), along with foreign exchange gains of $1,154,000, primarily related to unrealized foreign exchange gains on the translation of foreign currency-denominated accounts payable and accrued liabilities, and mineral property purchase obligations.

For the comparative period, the primary contributors to our net loss were mineral property exploration expenses of $2,975,000 (of which $248,000 related to non-cash stock-based compensation expenses) and general and administrative expenses of $2,207,000 (of which $773,000 related to non-cash stock-based compensation expenses).

Our operations typically involve the following activities and expenditures:

i)

The acquisition of mineral concessions: To March 31, 2009, this has consisted primarily of payments for the assignment contracts and subsequent full legal titles associated with the Caramanta properties, the acquisition of Zona Alta concessions via our purchases of RNC, and the purchase of the Kedahda properties. The concessions we acquire typically grant to the concessionaire the right to carry out, within the given area, the studies, works and installations necessary to establish the existence of the minerals and to exploit them according to rules and criteria belonging to the accepted techniques of geology and mining engineering. During the three months ended March 31, 2009, we did not expend any cash on the acquisition of mineral concessions.

ii)

The acquisition of mineral and exploration rights. This typically involves staged payments to affected landholders and related stakeholders. The procedure for payment is normally a payment of 25% of the total negotiated purchase price on signing, 25% when title to all documentation has been submitted to the local mining department and the final 50% payment when the mining claim has been registered in Caldas’ name. Satisfactory resolution of local landowner concerns is essential to the eventual development and operation of modern gold mines on Marmato Mountain. As at March 31, 2009, we had reached agreements with the titleholders to secure 109 legal titles deemed desirable in our business plan, with 92 titles registered in Caldas’ name. During the three months ended March 31, 2009, we did not expend any cash on mineral and exploration rights and have obligations as at March 31, 2009 to make payments of $4,333,000 pursuant to amounts owing under our purchase agreements; and

iii)

The exploration of acquired mineral properties and related activities. This typically involves the payment of salaries, wages, and other costs attributable to furthering our mineral concessions and rights, along with allocated stock-based compensation costs. During the three months ended March 31, 2009, we expended a total of $280,000 on exploration activities.

As a result of the scale-back of our operations at the end of fiscal 2008, our mineral property exploration expenses decreased significantly for the three months ended March 31, 2009 to $280,000 (including $27,000 in stock-based compensation) from $2,975,000 (including $248,000 in stock-based compensation) for the three months ended March 31, 2008.

General and administrative expenses also decreased in the three months ended March 31, 2009 to $331,000 compared to $2,207,000 for the three months ended March 31, 2008. A significant component of general and administrative expenses in the first quarter of fiscal 2009 was allocated stock-based compensation, which totaled $25,000 compared to $775,000 in the first quarter of fiscal 2008. As well, in fiscal 2009 the Company incurred $1,154,000 in foreign exchange gains on the translation of foreign currency-denominated monetary assets and liabilities, as the majority of the Company’s accounts payable and accrued liabilities are denominated in Colombian pesos and are impacted by fluctuations in foreign currency rates. During fiscal 2009 the U.S. dollar strengthened against the Colombian peso by approximately 14% (CP 2,244 to 1 USD at December 31, 2008 vs CP 2,561 to 1 USD at March 31, 2009), resulting in the aforementioned foreign exchange gains on translation of foreign currency denominated working capital items.

During the first quarter of fiscal 2009, we used cash of $443,000 in operations (2008 - $4,753,000). The majority of our operating cash requirements consisted of exploration costs incurred in our Colombian operations, and consulting fees, travel expenses, and audit and legal fees related to regulatory compliance.

During the first quarter of fiscal 2009, we received $443,000 in related party advances and experienced a decrease in bank indebtedness of $3,000.

As at March 31, 2009, our working capital deficiency of $18,453,000 consisted of i) prepaid expenses and deposits of $70,000; and ii) current liabilities of $18,523,000, consisting primarily of amounts owing to Marmato titleholders under our mineral and exploration rights purchase agreements (at March 31, 2009, $4,333,000 is owing pursuant to these agreements), $2,765,000 related to our short-term promissory note with Global, $3,321,000 in related party advances and the balance associated with accounts payable and accrued liabilities. While we endeavor to manage the timing of these payments, the timing of settlement of these liabilities remain uncertain. Payment of our mineral and exploration rights agreements are typically due as the contracts progress through the Colombian government approval process.

Liquidity and Capital Resources

Our cash and working capital positions as at the dates indicated were as follows:

	As at	As at
	March 31, 2009	December 31, 2008
Cash and cash equivalents	$-	$-
Working capital deficiency	$(18,453,000)	$(19,065,000)

We have historically relied on equity capital to fund our operations and mineral property acquisition and exploration activities. For the cumulative period from March 25, 2003 to March 31, 2009 we have raised $62,104,000 from the issuance of shares of common stock, special warrants, share purchase warrants, and short-term bridge loans (net of repayments) and used $62,104,000 to fund operations and mineral property acquisition and exploration activities, leaving nominal cash resources and a working capital deficiency of $18,453,000 as at March 31, 2009.

On February 8, 2008, we borrowed $2,500,000 from Global pursuant to a promissory note issued to Global (the “Promissory Note”). Auramet Trading, LLC is a participant in the loan and one of our then directors, James Verraster, serves as Chief Executive Officer of Auramet Trading, LLC. The Promissory Note provided for a $2,500,000 secured loan maturing on July 31, 2008. The borrowing under the Promissory Note is secured by guarantees and pledges of our subsidiaries. The guarantee is, in turn, secured by first priority pledges of the shares of such subsidiaries held directly and indirectly by the Company. The borrowing under the Promissory Note bore interest at the rate of 12.5% per annum, and interest payments are due monthly on the last day of the month, commencing on February 29, 2008. Proceeds from the borrowing were used in connection with the Company’s bid to acquire all the issued and outstanding shares of Mineros, as described elsewhere in the MD&A, as well as for general corporate purposes. In connection with the loan, we issued 350,000 common share purchase warrants to Global and we paid an up-front fee equal to 3.0% of the borrowing under the promissory note. Each warrant entitles the holder to purchase one common share at an exercise price of CDN $1.10 for a period of 24 months from the date of closing. If the warrants were not exercised by the expiration date, pursuant to the loan the holder could require us to repurchase the warrants for $50,000.

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

We were unable to make certain required interest payment in the fourth quarter of fiscal 2008 and were unable to repay the loan on December 29, 2008. As a result, the lender has the right to exercise its right to the loan’s underlying security. There can be no assurance that the lender will exercise its right to its security, in which included our investments in RNC (Colombia), Caldas and Gavilan. In March, 2009 we agreed to pledge as additional security the Company’s mineral and exploration properties and rights while we continue to review our strategic and financing alternatives. In April, 2009 we were informed that certain of our trade creditors have placed a lien on our mineral properties in order to protect their rights to payment. We are currently working with our advisors to develop a method of pledging additional security to Global under these circumstances.

As at March 31, 2009, we do not have any cash resources and we will need to raise additional equity financing to continue operations. There can be no assurance that we will be successful in raising additional funding. If we are not able to secure additional funding, the implementation of our business plan will be impaired and we may lose our option to purchase certain mining and mineral rights, our rights to certain Zona Alta mineral properties, and there can be no assurance that such additional financing will be available to us on acceptable terms or at all.

Off-balance sheet arrangements, Commitments, and Contingencies

Caramanta Properties

a)     Concession No. 669-17

Pursuant to an option agreement to purchase concession No. 669-17 in the Caramanta region, in the event that we determine it in the best interest of the Company to continue exploration, the contract specifies the following scheduled payments required to obtain a 100% interest in the project: fiscal 2007 - 300 million pesos; fiscal 2008 – 660 million pesos and fiscal 2009 – 1.44 billion pesos. To March 31, 2009 we have made payments totalling 543 million pesos (approximately $212,000) against the total 2.4 billion pesos (approximately $937,000) contract. In the event we chose not to continue the project, no further payments are required and the option would be terminated.

b)     Concession No. 653-17

Pursuant to an option agreement to purchase concession No. 653-17 in the Caramanta region, in the event that we determine it in the best interest of the Company to continue exploration, the contract specifies the following scheduled payments required to obtain a 100% interest in the project: fiscal 2008 – 450 million pesos; fiscal 2009 – 350 million pesos; fiscal 2010-200 million pesos. To March 31, 2009 we have made payments totalling 300 million pesos (approximately $117,000) against the total 1.0 billion pesos (approximately $390,000) contract. In the event we chose not to continue the project, no further payments are required and the option would be terminated.

c)     Other Concessions and Legalization Proposals (644-17, 805-17)

The Company has other options with various unrelated parties that provide us with options to acquire other property interests in the Caramanta Region. The Company has options to pay a total of 730 million pesos (approximately $285,000) to acquire 100% interests in the properties, subject to the concessions being granted to the underlying applicants and subsequently being transferred to and registered in the name of the Company. To date we have made payments totalling 635 million pesos (approximately $248,000).

Contractual obligations

We have an employment contract with Mr. J. Randall Martin, our Chief Executive Officer and Vice Chairman, through September 30, 2011. Under the contract, Mr. Martin is entitled to receive monthly compensation of $20,000, and is eligible to participate in our share compensation arrangements. In addition, Mr. Martin is entitled to reimbursement of all reasonable out-of-pocket expenses incurred in the performance of his duties. If Mr. Martin’s contract is terminated without cause, he is entitled to receive a lump sum equal to 12 months monthly compensation and accelerated vesting of his options. Under the contract, Mr. Martin has disclaimed any rights to all intellectual property created by him or jointly with others while with us. In addition, following termination of the contract, Mr. Martin will be subject to a one year non-competition covenant.

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

We have an employment contract with Mr. Thomas Lough, our President, through October 15, 2011. Mr. Lough is also the President and a director of Investcol. We purchased our 100% interest in RNC from Investcol. Under the contract, Mr. Lough is entitled to receive monthly compensation of CDN $15,000. In addition, Mr. Lough is entitled to reimbursement of all reasonable out-of-pocket expenses incurred in the performance of his duties. If Mr. Lough’s contract is terminated without cause, he is entitled to recover a lump sum equal to 12 months monthly compensation and accelerated vesting of his options. Under the contract, Mr. Lough has disclaimed any rights to all intellectual property created by him or jointly with others while with us. In addition, following termination of the contract, Mr. Lough will be subject to a one year non-competition covenant.

Related Party Transactions

During certain periods, we paid management and consulting fees to directors, senior officers and shareholders. Further information on these transactions is provided in our accompanying consolidated financial statements under “Related Party Transactions”.

The Company has received from time to time advances totaling $3,321,000 at March 31 2009 from RNC (Management) Ltd., a Company controlled by i) the Company’s President, and ii) the Company’s Vice Chairman and CEO. The advances are unsecured, non-interest bearing, and are being used to finance the Company’s ongoing operations while alternative sources of financing are pursued.

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

Going Concern

We incurred a net loss of $82,074,000 for the period from inception on March 25, 2003 to March 31, 2009, and we are not presently generating any revenue. Furthermore, we have used $62,104,000 during this period to fund our operations and mineral acquisitions program. At March 31, 2009, we have a $18,453,000 working capital deficiency. Our future and ability to meet our anticipated exploration expense, mineral properties, and rights acquisitions is dependent upon our ability to obtain additional financing and upon future acquisition, exploration and development of profitable operations from our mineral properties. We have made efforts to reduce or eliminate certain costs in order to continue as a going concern. Management expects to monitor and control the Company’s operating costs to a minimum until cash is available through external financing sources. In the interim, a Company controlled by certain officers of the Company has provided unsecured working capital advances to maintain the continuity of our operations.

As at March 31, 2009 we do not have any cash resources and we will need to raise additional equity financing during fiscal 2009 to continue operations. We will also need to negotiate with our creditors to reduce our external amounts owing to creditors and there can be no assurance we will be successful in these negotiations. These factors, among others, raise substantial doubt about our ability to continue as a going concern. Our consolidated financial statements do not include any adjustment to reflect the possible future effect on the recoverability and classification of the assets or the amounts and classification of liabilities that may result should we cease to continue as a going concern.

Limited Operating History

We have a very limited operating history upon which an evaluation of our future success or failure can be made. It was only recently that we took steps in a plan to engage in the acquisition of interests in exploration and development properties in Western Colombia, and it is premature to evaluate the likelihood that we will be able to operate our business successfully. To date, we have been involved primarily in the acquisition of property interests and mining rights in Western Colombia. We have not earned any revenues from our current operations and we have experienced significant losses and have a working capital deficiency as of March 31, 2009.

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

Completion of Colombia Gold Transaction

The Company has previously announced the proposed acquisition of Colombia Gold. There can be no assurance that this transaction will be completed, as significant regulatory, due diligence, and legal matters are outstanding. Furthermore, the acquisition of Colombia Gold continues to be delayed primarily due to delays by Colombia Gold in delivering certain outstanding due diligence materials. In addition, the Board of Directors of Colombia Gold has indicated that they intend to terminate the Letter of Intent. We have informed Colombia Gold that it does not have the ability to terminate the Letter of Intent at this time. There can be no assurance that we will have the financial and management resources to successfully complete this transaction in the future.

Recently Issued Accounting Standards

On January 1, 2009 we adopted EITF 07-5 with respect to outstanding share purchase warrants denominated in a different currency than our functional currency. As a result, all outstanding warrants denominated in Canadian dollars were recognized as liabilities at January 1, 2009, resulting in a decrease in our deficit of $3,850,000 on January 1, 2009 and a decrease in our net income and comprehensive income for the three months ended March 31, 2009 of $26,000.

In February 2007 the FASB issued FAS 159 – The Fair Value Option for Financial Assets and Financial Liabilities. FAS 159 offers an irrevocable option to carry eligible financial assets and liabilities at fair value, with the election to be made on an instrument by instrument basis, with changes in fair value recorded in earnings. FAS 159 expands the use of fair value measurement for many companies, which is consistent with the FASB’s long-term measurement objectives for accounting for financial instruments. FAS 159 is effective as of an entity’s first fiscal year that begins after November 15, 2007 and is applied prospectively. The adoption of FAS 159 had no impact on the Company’s consolidated financial statements.

In December 2007, the FASB issued FAS 141(R), Business Combinations, which will replace FAS 141 prospectively effective for business combinations consummated in the first annual reporting period commencing after December 15, 2008. Early adoption is not permitted. Under FAS 141(R), business acquisitions will be accounted for under the “acquisition method”, compared to the “purchase method” mandated by FAS 141(R). The adoption of FAS 141(R) had no impact on the Company’s consolidated financial statements.

In December 2007, the FASB issued FAS 160 – Non-Controlling Interests in Consolidated Financial Statements which is effective for periods beginning after December 15, 2008. Under FAS 160, non-controlling interests are measured at 100% of the fair value of assets acquired and liabilities assumed and are classified as a separate component of shareholders’ equity. The provisions of FAS 160 are to be applied prospectively with the exception of the presentation and disclosure, which are to be applied for all prior periods presented in the financial statements. The adoption of FAS 160 had no impact on the Company’s financial statements.

Share Data

At March 31, 2009, we had 104,524,486 common shares outstanding. In addition, we had outstanding:

i)	5,020,000 stock options, each of which is exercisable into one common share; and
ii)	25,259,673 common share purchase warrants, each of which is exercisable into one common share;

Fiscal 2009 Exploration Activities and Exploration Outlook

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

On September 23, 2008 we announced that we had completed 46,000 meters of our drilling program on Zona Alta. Results from this drilling are being used to update the Company’s resource estimate for the entire mountain. In connection with the recent turmoil in the worldwide financial markets, the Company temporarily suspended additional drilling in order to reduce the Company’s ongoing operating expenses while the Company continues to review its strategic alternatives in 2009.

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

Resource Estimate

We contracted Micon International Limited of Toronto, Ontario to carry out a resource estimate of the Zona Alta of Marmato based on our drilling and underground sampling results. A preliminary inferred resource estimate was announced on May 12, 2008 based on the first 12,000 meters of diamond drilling in 68 holes, 1165 meters of cross-cut samples, and 500 meters of individual underground samples. On September 2, 2008 we announced the results of our drill program. Further work on the resource estimate will continue as resources permit in 2009.

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

Item 4. Controls and Procedures

Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and President, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this Quarterly Report on Form 10-Q. Based upon that evaluation, such officers have concluded that our disclosure controls and procedures are effective as of the end of such period.

Changes in internal control over financial reporting

There have been no changes during the period covered by this Quarterly Report on Form 10-Q in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Limitations on the effectiveness of controls and procedures

Our management, including our Chief Executive Officer and President, does not expect that our controls and procedures will prevent all potential error and fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3. Defaults upon Senior Securities

We have been unable to repay our short-term promissory note with Global Resource Fund, due December 29, 2008.  For futher information, refer to “Management Discussion of Financial Condition and Results of Operations”.

Item 4. Submission of Matters to a Vote of Security Holders

None.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit	Description
Number

31.1	Certification of Chief Executive Officer, and Vice Chairman pursuant to Rule 13a-15e or 15d-15(e), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of President and Principal Accounting Officer pursuant to Rule 13a-15e or 15d-15(e), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer, and Vice Chairman pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of President and Principal Accounting Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Colombia Goldfields Ltd.

By: /s/ J. Randall Martin
J. Randall Martin
Title: Chief Executive Officer and Vice Chairman
Date: April 30 , 2009

By: /s/ T. W. Lough
T. W. Lough
Title: President and Principal Accounting Officer
Date: April 30 , 2009