Form 10-Q
period 2009-06-30
COLOMBIA GOLDFIELDS LTD
filed 2009-08-13
CIK 1223663

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

☒     Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

 For the quarterly period ended June 30, 2009

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

☐ Yes             ☒ No

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 104,224,486 common shares as of June 30, 2009

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

COLOMBIA GOLDFIELDS LTD.
(An Exploration Stage Company)
CONSOLIDATED BALANCE SHEETS
(UNAUDITED)
(Amounts in US Dollars, In Thousands, Except Share and Per Share Amounts)

	June 30,	December 31,
	2009	2008

ASSETS

Current

Cash and cash equivalents	$-	$-
Prepaid expenses and deposits	35	85
	35	85

Non Current

Mineral and exploration properties and rights (Note 4)	25,758	25,758
Property and equipment, net of accumulated amortization (Note 5)	237	283
	25,995	26,041
	$26,030	$26,126

LIABILITIES

Current

Bank indebtedness (Note 5)	$239	$200
Accounts payable and accrued liabilities	9,284	8,452
Mineral property purchase obligations (Notes 4 and 7)	5,157	4,957
Related party advances (Note 8)	3,869	2,875
Short-term promissory note (Note 8)	2,864	2,666
	21,413	19,150

STOCKHOLDERS’ EQUITY

Common stock (Note 6)
Authorized:
200,000,000 common shares, $0.00001 par value
Issued and outstanding:	1	1
104,524,486 common shares (December 31, 2008: 104,524,486 common shares)

Additional paid-in capital (Note 6)	85,872	89,577
	85,873	89,578
Deficit accumulated during the exploration stage (Note6(B))	(81,256)	(82,602)
	4,617	6,976
	$26,030	$26,126

See accompanying Notes to Interim Consolidated Financial Statements

*	Going Concern (Note 1)
*	Commitments and Contingencies (Note 13)

COLOMBIA GOLDFIELDS LTD.
(An Exploration Stage Company)
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(UNAUDITED)
(Amounts in US Dollars, In Thousands, Except Share and Per Share Amounts)

					Cumulative
					From
					Inception
	Three	Three	Six	Six	(March 25,
	Months	Months	Months	Months	2003)
	Ended	Ended	Ended	Ended	through
	June 30,	June 30,	June 30,	June 30,	June 30,
	2009	2008	2009	2008	2009

REVENUES	$-	$-	$-	$-	$-

OPERATING EXPENSES

Mineral property exploration expenses
(Notes 4 and 6)	420	4,254	700	7,229	29,801
General and administrative (Note 6)	707	1,560	1,038	3,767	17,908
Write-down of Mineros deposit and advance (Note 3)	-	-	-	-	9,296
Write-down of mineral and exploration properties and rights (Note 4)	-	-	-	-	40,545
Foreign exchange loss (gain)	1,891	(888)	737	952	1,169
Amortization	14	58	29	121	442
Total operating expenses	3,032	4,984	2,504	12,069	99,161
Other income	-	(7)	-	(13)	(293)
Loss before deferred income taxes	(3,032)	(4,977)	(2,504)	(12,056)	(98,868)
Deferred income tax recovery	-	1,168	-	2,072	13,762
Net loss and comprehensive loss	(3,032)	$(3,809)	(2,504)	$(9,984)	$(85,106)
LOSS PER SHARE – BASIC AND DILUTED	$(0.03)	$(0.04)	$(0.02)	$(0.11)
WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING
Basic and diluted	104,524,486	92,932,486	104,524,486	89,796,129

See accompanying Notes to Interim Consolidated Financial Statements

* Going Concern (Note 1)

COLOMBIA GOLDFIELDS LTD.
(An Exploration Stage Company)
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
(UNAUDITED)
(Amounts in US Dollars, In Thousands, Except Share and Per Share Amounts)

					Deficit
		Capital/Stock			Accumulated	Total
	Common	Additional	Share Purchase	Special	During the	Stockholders’
	Shares	Paid-in Capital	Warrants	Warrants	Exploration Stage	Equity

Balance, December 31, 2007	86,590,075	$67,189	$6,302	$-	$(22,405)	$51,086

Year Ended December 31, 2008

Issue of 350,000 share purchase warrants with February 8, 2008 short-term promissory note – (Note 6B)	-	-	100	-	-	100

Issue of common stock for cash at $0.85 per unit (common shares and warrants) less agent’s fees and issue costs of $160 on March 31, 2008	6,342,411	3,931	-	-	-	3,931

Issue of 6,341,411 share purchase warrants with March 31, 2008 common stock issuance less agent’s fees and issue costs of $48	-	-	1,252	-	-	1,252

Expiry of 6,500,666 share purchase warrants on April 25, 2008	-	2,750	(2,750)	-	-	-

Issue of 11,167,000 special warrants for cash at $0.85 per special warrant less agents’ fees and issue costs of $934 on June 18, 2008	-	-	-	8,558	-	8,558

Issuance of 125,000 common shares on August 8, 2008 in connection with first bridge loan extension	125,000	50	-	-	-	50

Expiry of 4,241,500 share purchase warrants on August 14, 2008	-	926	(926)	-	-	-

Conversion of 11,167,000 special warrants into 11,167,000 common shares and 11,167,000 share purchase warrants on September 30, 2008	11,167,000	6,121	2,437	(8,558)	-	-

Issuance of 300,000 common shares on October 7, 2008 in connection with second bridge loan extension	300,000	30	-	-	-	30

Stock based compensation	-	2,166	-	-	-	2,166

Net loss for the year ended December 31, 2008	-	-	-	-	(60,197)	(60,197)

Balance December 31, 2008	104,524,486	$83,163	$6,415	$-	$(82,602)	$6,976

See accompanying Notes to Interim Consolidated Financial Statements

* Going concern (Note 1)

COLOMBIA GOLDFIELDS LTD.
(An Exploration Stage Company)
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
(UNAUDITED)

(Amounts in US Dollars, In Thousands, Except Share and Per Share Amounts)

					Deficit
		Capital/Stock			Accumulated	Total
	Common	Additional	Share Purchase	Special	During the	Stockholders’
	Shares	Paid-in Capital	Warrants	Warrants	Exploration Stage	Equity
Balance, December 31, 2008	104,524,486	$83,163	$6,415	$-	$(82,602)	$6,976
Six Months Ended June 30, 2009
Adjustment to deficit upon adoption of EITF 07-5 (Note 6(B)) on January 1, 2009	-	-	(3,850)	-	3,850	$-
Stock based compensation	-	145	-	-	-	145
Net loss for the six months ended June 30, 2009	-	-	-	-	(2,504)	(2,504)
Balance, June 30, 2009	104,524,486	$83,308	$2,565	$-	$(81,256)	$4,617

See accompanying Notes to Interim Consolidated Financial Statements
* Going concern (Note 1)

COLOMBIA GOLDFIELDS LTD. (An Exploration Stage Company) CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED) (Amounts in US Dollars, In Thousands, Except Share and Per Share Amounts)

	Three Months Ended June 30, 2009	Three Months Ended June 30, 2008	Six Months Ended June 30, 2009	Six Months Ended June 30, 2008	Cumulative from Inception (March 25, 2003) through June 30, 2009
OPERATING ACTIVITIES:
Net loss	$(3,032)	$(3,809)	$(2,504)	$(9,984)	$(85,106)
Items not requiring cash outlay:
- Consulting fees	-	-	-	-	54
- Amortization	14	58	29	121	442
- Mineral property exploration	-	-	-	-	250
- Stock based compensation	93	787	145	1,808	7,827
- Write down of Mineros deposit and advance	-	-	-	-	9,296
- Write down of mineral and exploration properties and rights	-	-	-	-	40,545
- Deferred income taxes	-	(1,168)	-	(2,072)	(13,762)
Changes in non-cash working capital items
- Prepaid expenses and deposits	34	(146)	49	(524)	169
- Accounts payable, accrued and other liabilities	2,296	(1,197)	1,243	423	10,033
- Due to/from related parties	-	-	-	-	5
Net cash used in operating activities	(595)	(5,475)	(1,038)	(10,228)	(30,247)

FINANCING ACTIVITIES:
Issuance of equity securities, net of issue costs and fees	-	8,558	-	13,741	55,955
Issuance of promissory notes and related warrants	-	-	-	2,500	12,200
Repayment of promissory notes	-	-	-	-	(9,700)
Related party advances	548	-	994	-	3,869
Increase in bank indebtedness	47	-	44	-	244
Exercise of stock options	-	-	-	-	131
Net cash provided by financing activities	595	8,558	1,038	16,241	62,699

INVESTING ACTIVITIES:
Purchase of mineral exploration rights	-	(655)	-	(3,132)	(21,505)
Purchase of equipment	-	(2)	-	(33)	(1,426)
Website development costs	-	-	-	-	(21)
Mineros deposit and advance	-	(7,000)	-	(9,500)	(9,500)
Net cash used in investing activities	-	(7,657)	-	(12,665)	(32,452)

DECREASE IN CASH AND CASH EQUIVALENTS	-	(4,574)	-	(6,652)	-

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	-	4,861	-	6,939	-

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$-	$287	-	$287	$-

SUPPLEMENTAL CASH FLOW INFORMATION

Interest and financing fees	$103	$129	$203	$342	$1,329
Income taxes	$-	$-	$-	$-	$-

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

These consolidated financial statements have been prepared using U.S generally accepted accounting principles applicable to a going concern which contemplates the realization of assets and settlement of liabilities in the normal course of business as they come due. The Company has incurred a cumulative net loss since inception on March 25, 2003 to June 30, 2009 of $85,106 and has no source of operating revenue. The Company’s ability to meet its obligations and continue as a going concern is dependent on securing future funding. As a result of the recent turmoil in worldwide financial markets the Company has been unable to raise the required capital necessary to address the Company’s current working capital deficiency at June 30, 2009.

On June 5, 2009, the Company and Medoro Resources Ltd. (“Medoro”) entered into an agreement pursuant to which Medoro will acquire all of the issued and outstanding shares of the Company in exchange for common shares and warrants of Medoro. Under the proposed arrangement, which is subject to, among other things, regulatory approval and stockholder approval by the Company, Medoro will issue 29,266,856 shares and 940,720 warrants to the stockholders of the Company in exchange for the 104,524,486 outstanding shares of the Company. The share exchange ratio is 0.28 of a share plus 0.009 of a consideration warrant of Medoro for each share of the Company. Each full warrant is exercisable into one Medoro common share at a subscription price of Cdn$0.50 per Medoro common share for a term of two years. One of the conditions of the Arrangement Agreement is that, prior to closing, the Company will have reached agreements, acceptable to Medoro, with its key creditors on repayment of outstanding debts and accounts payable.

On August 7, 2009 Medoro increased the exchange ratio to 0.336 of a common share plus 0.0108 of a purchase warrant such that Medoro will issue 35,120,277 common shares and 1,128,864 warrants upon closing of the proposed transaction.

At June 30, 2009 the Company has a significant working capital deficiency including $21,413 in current liabilities as follows:

Bank indebtedness	$239
Accounts payable and accrued liabilities	9,284
Mineral property purchase obligations	5,157
Related party advances	3,869
Short-term promissory note	2,864
$21,413

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
(An Exploration Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

(Amounts in US Dollars, In Thousands, Except Share and Per Share Amounts)

The Company has a short-term promissory note obligation with Global Resource Fund (“Global”) (the “Note”). The Note is collateralized by the Company’s investment in RNC (Colombia) Ltd. and collateralized by a pledge of the Company’s investments in Compania Minera de Caldas (“Caldas”) and Gavilan Minerales S.A. (“Gavilan”). Caldas is the Company’s principal operating subsidiary and the titleholder of the Company’s mineral rights and legal mine titles. The Note was due December 29, 2008 and the Company has been unable to repay the Note as of the date of these financial statements. There can be no assurance that the Company’s short-term promissory note will be repaid or that the holder will not call the loan or exercise its rights to the loan’s underlying collateral interests. Certain of the Company’s trade creditors have placed a lien on the Company’s mineral properties in order to protect their rights to payment. The Company is currently working with its advisors to develop a method for pledging to Global additional security under these circumstances.

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

Since the non-controlling shareholders of RNC and Gavilan have no obligation to contribute any additional capital and the Company is the primary entity obligated to fund future exploratory work, no non-controlling interest related to Caldas or Gavilan has been recognized in the consolidated statements of operations for the three and six months ended June 30, 2009 and June 30, 2008 and in the consolidated balance sheets at June 30, 2009 and December 31, 2008. The directors and senior management of Caldas and Gavilan have executed voting and support agreements in favour of the Company.

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
(An Exploration Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

(Amounts in US Dollars, In Thousands, Except Share and Per Share Amounts)

Asset Retirement Obligations

The Company applies SFAS No. 143, Accounting for Asset Retirement Obligations which requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred. SFAS No. 143 requires the Company to record a liability for the present value using a credit-adjusted risk free interest rate, of the estimated site restoration costs with a corresponding increase to the carrying amount of the related long-lived assets. The liability is accreted until it has been fully incurred and the asset is amortized over the life of the related assets. Adjustments are made for changes resulting from the passage of time and changes to either the timing or amount of the original present value estimate underlying the obligation. As at June 30, 2009 and December 31, 2008 the Company does not have any asset retirement obligations.

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

Earnings (Loss) per Share

Basic earnings (loss) per share is computed by dividing net earnings (loss) available to common stockholders by the weighted average number of common shares outstanding during the period. Diluted net earnings (loss) per share on the potential exercise of equity-based financial instruments is not presented where anti-dilutive. For the three and six months ended June 30, 2009 and June 30, 2008, outstanding share purchase warrants and options to purchase common shares were excluded from the computation of diluted earnings per share as the impact of these instruments was anti-dilutive as a result of losses incurred in these periods.

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

NOTE 3 – MINEROS DEPOSIT AND ADVANCE

On January 29, 2008 the Company entered into a Share Purchase and Sale Agreement (the “Agreement”) to purchase all of the issued and outstanding shares of Mineros Nacionales S.A., (“Mineros”) a corporation organized under the laws of the Republic of Colombia, for cash consideration of $35,000. The Mineros Agreement provided that the transaction would be completed on April 29, 2008, unless such closing date was extended by mutual agreement. The Company provided a deposit guarantee in the amount of 4.9 billion pesos (U.S. $2,296), which would be payable to the vendors if the transaction was not completed for any reason. The guarantee was collateralized by a term deposit held by the Company in the amount of 4.9 billion pesos (U.S. $2,296).

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

The Company’s mineral property acquisition and exploration expenditures consist of:

I)	The acquisition of mineral concessions;
II)	The acquisition of mineral and exploration rights from existing titleholders;
III)	The exploration of acquired mineral properties and related activities; and
IV)	Stock-based compensation allocated pursuant to SFAS No. 123(R).

COLOMBIA GOLDFIELDS LTD.
(An Exploration Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

(Amounts in US Dollars, In Thousands, Except Share and Per Share Amounts)

The following table summarizes the Company’s mineral and exploration properties and rights and mineral property exploration expenses:

	Mineral and
	Exploration	Mineral Property
	Properties and	Exploration
	Rights	Expenses
Balance, December 31, 2007	65,377	12,580
Additions – fiscal 2008	926	16,521
Write-down of investment – fiscal 2008	(40,545)	-
Balance, December 31, 2008	25,758	29,101
Additions – fiscal 2009	-	700
Balance, June 30, 2009	$25,758	$29,801

During the fourth quarter of 2008, problems with the global financial system accelerated. This impacted and continues to impact the Company’s ability to access the capital markets in order to fund the Company’s operations and, like many junior exploration companies, the decline in the Company’s market capitalization suggested in fiscal 2008 that the previously recognized carrying amounts of mineral and exploration properties and rights may not be recoverable. At December 31, 2008 there were 92 legal and valid mining titles in the name of Caldas (June 30, 2009: 95). While the Company continues to hold these titles, in preparing the Company’s 2008 annual consolidated financial statements, the carrying value of the Company’s mineral rights was reviewed for recoverability and impairment based on the Company’s enterprise value and feedback received from the Company’s discussions with potential strategic partners. As a result of the Company’s review, a write-down of $40,545 ($34,194 net of deferred tax recoveries of $6,351) was recognized in the consolidated statement of operations and comprehensive loss for the year ended December 31, 2008.

Title to mineral properties and mining and exploration rights involves certain inherent risks due to the difficulties of determining the validity of certain claims as well as the potential for problems arising from the frequently ambiguous conveyance history characteristic of many mining properties. When the Company acquires title to mineral properties either individually or through the acquisition of subsidiaries, the conveyance of such titles can be time consuming and subject to the interpretation of Colombian laws. Furthermore, as disclosed in Note 7 and Note 1, certain mineral properties remain subject to contractual obligations and liens. The Company cannot give any assurance that title to its properties will not be challenged or impugned and cannot be certain that the Company will have valid title to its mining properties. The Company relies on title opinions by legal counsel who base such opinions on the laws of countries in which the Company operates. As disclosed in Note 1, the ability of the Company to continue as a going concern and realize the carrying value of the Company’s mineral and exploration properties and rights is dependent upon a number of external factors. Should the Company be unable to continue as a going concern, or be able to successfully advance its discussions with its creditors, the carrying values of the rights could be further impacted in future periods and such adjustments may be significant.

COLOMBIA GOLDFIELDS LTD.
(An Exploration Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

(Amounts in US Dollars, In Thousands, Except Share and Per Share Amounts)

NOTE 5 – PROPERTY AND EQUIPMENT

	June 30, 2009	December 31, 2008

Equipment and computers	$243	$243
Building	87	87
Vehicles	83	99
	413	429
Accumulated amortization	(176)	(146)
Total	$237	$283

The Company’s bank indebtedness of $239 is collateralized by a mortgage against the Company’s office building in Medellin, Colombia.

NOTE 6 – STOCKHOLDERS’ EQUITY

A) Common Stock and Special Warrants

	June 30, 2009	December 31, 2008

Authorized:
200,000,000 common shares, $0.00001 par value
Issued and Outstanding:
104,524,486 common shares (December 31, 2008: 104,524,486 common shares)	$1	$1

i)	During the six months ended June 30, 2009 the Company recorded the following transactions:

	a)	On April 25, 2009 390,040 Share Purchase Warrants expired unexercised.

ii)	During the year ended December 31, 2008 the Company recorded the following transactions:

	a)	On March 3, 2008 the Company issued 250,000 options to purchase the Company’s common stock to an employee.

	b)	On March 19, 2008 the Company issued 50,000 options to purchase the Company’s common stock to a director.

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

e)	On August 6, 2008 the Company issued 100,000 options to purchase the Company’s common stock to an employee.

f)	On August 8, 2008 the Company issued 125,000 common shares in connection with the first extension of the Company’s bridge loan with Global Resource Fund.

g)	On August 13, 2008 the Company issued 100,000 options to purchase the Company’s common stock to an employee.

h)	On August 14, 2008 4,241,500 Share Purchase Warrants expired unexercised.

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

As a result, the Company recorded an adjustment of $3,850 to retained earnings at January 1, 2009 and a $24 charge to general and administrative expenses for the six months ended June 30, 2009 (three months ended June 30, 2009: ($2)) as follows:

Total

Fair value – At Inception of instruments	$3,865
Decrease in fair value of instruments - 2007 and 2008	(3,850)
Fair value – December 31, 2008	$15
Increase in fair value of instruments – three months ended March 31, 2009	26
Fair value – March 31, 2009	$41
Decrease in fair value of instruments – three months ended June 30, 2009	(2)
Fair value – June 30, 2009	$39

C) Other

In connection with certain of the Company’s historical private placements totalling $51,586, the Company historically committed to penalties ranging between 1.5% and 15% of the gross proceeds received in the event the subsequent registration statements are not declared effective by the SEC and/or remain effective within specified periods following the closing of the offerings. Pursuant to EITF 00-19-2 Accounting for Registration Payment Arrangements, the Company concluded that at inception and at the balance sheet date, payments under these commitments are not probable. As a result, no liabilities for registration payment obligations are required to be recognized in the consolidated balance sheets at June 30, 2009 and December 31, 2008.

COLOMBIA GOLDFIELDS LTD.
(An Exploration Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

(Amounts in US Dollars, In Thousands, Except Share and Per Share Amounts)

C)  Warrants

As at June 30, 2009, the following warrants were issued and outstanding:

Number of Warrants	Exercise Price	Expiry Date
541,200	1.00 USD per share	March 21, 2010
508,980	1.40 CDN per share	August 14, 2010
4,582,613	2.00 CDN per share	December 28, 2012
595,739	1.20 CDN per share	December 28, 2009
350,000	1.10 CDN per share	February 8, 2010
5,992,411	1.10 USD per share	March 28, 2010
350,000	1.10 USD per share	March 31, 2010
11,167,000	1.50 USD per share	June 18, 2013
781,690	0.85 USD per share	June 18, 2010
24,869,633	$ 1.44 USD per share

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

The following is a summary of the Plans at June 30, 2009:

	Options Available for Issue	Shares Reserved for Issuance
2006 Plan	1,305,000	6,325,000
2008 Plan	3,922,449	3,922,449
	5,227,449	10,247,449

COLOMBIA GOLDFIELDS LTD.
(An Exploration Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

(Amounts in US Dollars, In Thousands, Except Share and Per Share Amounts)

A summary of stock options granted, and exercised and outstanding, under the Plans are as follows:

		Weighted Average
		Exercise
	Shares	Price

Options outstanding at December 31, 2008	5,170,000	$1.29
Granted in fiscal 2009	-	-
Exercised in fiscal 2009	-	-
Forfeited and expired in fiscal 2009	(150,000)	1.29
Options outstanding at June 30, 2009	5,020,000	$1.29

		Fiscal 2009	Fiscal 2008
Weighted average fair value of options granted during the period	$	-	$0.71
Weighted average fair value of options vested during the period	$	1.03	$1.11

			Weighted
		Weighted	Average		Weighted
Range of		Average	Remaining		Average
Exercise	Number	Exercise	Contractual	Number	Exercise
Prices	Outstanding	Price	Life (yrs)	Exercisable	Price

$0.42 - $1.00	400,000	$0.68	7.44	300,000	$0.73
$1.01 - $1.90	4,620,000	1.34	7.72	4,207,500	1.34
$0.42 - $1.90	5,020,000	$1.29	7.70	4,507,500	$1.30

COLOMBIA GOLDFIELDS LTD.
(An Exploration Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

(Amounts in US Dollars, In Thousands, Except Share and Per Share Amounts)

The fair value of options granted in 2008 has been estimated as of the date of the grant using the Black-Scholes option pricing model with the following assumptions: risk-free interest rate of 4.5%, dividend yield 0%, an estimated average volatility of 69%, and expected term of 10 years, equal to the full life of the options as at the grant date the Company did not expect any material option awards to be forfeited or exercised early. No options have been granted in 2009.

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

Summary of Stock-Based Compensation Expenses

The following table summarizes stock-based compensation recorded in the consolidated statements of operations:

					Cumulative
					From Inception
	Three	Three			(March 25, 2003)
	Months	Months	Six Months	Six Months	through
	Ended June	Ended June	Ended June	Ended June	June 30,
	30, 2009	30, 2008	30, 2009	30, 2008	2009
Mineral property exploration expenses	$15	$137	$42	$385	$1,741
General and administrative	78	650	103	1,423	6,086
Total stock-based compensation	$93	$787	$145	$1,808	$7,827

As at June 30, 2009, there was $94 of unrecognized compensation cost related to unamortized stock options. (December 31, 2008: $397)

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
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

(Amounts in US Dollars, In Thousands, Except Share and Per Share Amounts)

NOTE 8 – SHORT TERM PROMISSORY NOTE AND RELATED PARTY ADVANCES

On February 8, 2008 the Company entered into a $2,500 short-term promissory note with Global. One of the Company’s former directors serves as Chief Executive Officer of a company that is a participant in the note (this Director resigned from his position on the Company’s Board of Directors on January 31, 2009). The loan, collateralized by a joint and several guarantee of RNC (Colombia), Caldas and Gavilan, in turn secured by the Company’s investment in Caldas and Gavilan, was due and payable on or before July 31, 2008. Upon signing, a $75 fee was paid to the note holder. The note bore interest at 12.5% per annum, with monthly interest payments commencing February 29, 2008.

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

Included in the $2,864 amount reflected on the consolidated balance sheet at June 30, 2009 is outstanding principal of $2,600, (representing the original $2,500 principal and August 7, 2008 and October 11, 2008 extension fees) and interest of $264 (representing unpaid interest to June 30, 2009).

The Company was unable to repay the Note on December 29, 2008 and as a result, pursuant to the Note’s contractual terms, Global has the right to exercise its right to the Note’s underlying security interest, being the Company’s investments in RNC (Colombia), Caldas and Gavilan. Global has not demanded payment of the note and continues to work with the Company while the Company reviews its strategic alternatives. In March, 2009 the Company agreed to pledge to Global additional security in the form of the Company’s mineral exploration properties and rights held by Caldas and Gavilan. In April, 2009, the Company was informed that certain of the Company’s trade creditors placed a lien on the Company’s mineral properties in order to protect their rights to payment. The Company is currently in discussions with these creditors in connection with the Medoro transaction and working with its advisors to develop a method of pledging additional security to Global under these circumstances.

COLOMBIA GOLDFIELDS LTD.
(An Exploration Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

(Amounts in US Dollars, In Thousands, Except Share and Per Share Amounts)

Certain of the Company’s officers have provided working capital advances totalling $3,869 at June 30, 2009 (December 31, 2008 - $2,875). These advances, which are unsecured, are non-interest bearing, and have no specified repayment terms, have been classified as current liabilities in the consolidated balance sheet.

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

c)	Unsecured working capital advances provided by a Company controlled by i) the Company’s President, and ii) the Company’s Vice Chairman and CEO in fiscal 2009 and 2008.

During the three months ended June 30, 2009 the Company:

a)	Paid $NIL for board and committee meeting fees to non-management directors of the Company (six months ended June 30, 2009: $NIL).

b)	Paid $NIL in management, salary, and consulting fees to non-management directors of the Company (six months ended June 30, 2009: $8).

c)	Paid $NIL in management, salary, and consulting fees to non-management shareholders of the Company (six months ended June 30, 2009: $106).

During the three months ended June 30, 2008 the Company:

a)	Paid $24 for board and committee meeting fees to non-management directors of the Company (six months ended June 30, 2008: $159).

b)	Paid $45 in management, salary, and consulting fees to non-management directors of the Company (six months ended June 30, 2008: $73).

c)	Paid $51 in management, salary, and consulting fees to non-management shareholders of the Company (six months ended June 30, 2008: $102).

d)	Paid $129 for interest and administration fees on short-term bridge loans (six months ended June 30, 2008: $312).

Included in accounts payable and accrued liabilities at June 30, 2009 is $895 owing to directors and senior management of the Company. Related party advances at June 30, 2009 total $3,869.

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

NOTE 11 – FAIR VALUE OF FINANCIAL INSTRUMENTS

The Company’s bank indebtedness is with major Colombian financial institutions. Colombian account balances are converted to U.S. dollars at the closing exchange rate at the balance sheet date and accordingly are classified within Level 1 of the fair value hierarchy. The Company’s short term promissory note is classified within Level 1 of the fair value hierarchy. The Company’s related party advances are classified within Level 2 of the fair value hierarchy. For all financial instruments fair value is equivalent to carrying value at June 30, 2009 and December 31, 2008.

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

a)

On August 27, 2007 the Company entered into an agreement with an unrelated party that provides the Company with an option to acquire 100% of concession No. 669-17 in the Caramanta region. Over a twenty-four month period the Company has the option to pay a total of 2.4 billion Colombian pesos ($1,112) to acquire a 100% interest in the property. At June 30, 2009 the Company has expended an initial 543 million pesos ($252) for a 20% interest. Should the Company decide not to continue with the project, the Company is not obligated to make any further payments and title to the project remains with the original owner.

b)

On March 17, 2008 the Company entered into an agreement with an unrelated party that provides the Company with an option to acquire Concession No. 653-17 in the Caramanta region. Over a twenty-four month period the Company has the option to pay a total of 1.0 billion Colombian pesos ($463) to acquire a 100% interest in the property. A June 30, 2009 the Company has expended an initial 300 million pesos ($139) for a 30% interest. Should the Company decide not to continue with the project, the Company is not obligated to make any further payments and title to the project remains with the original owners.

c)

The Company has other options with various unrelated parties totalling 730 million Colombian pesos ($339) to acquire 100% interests in the properties, subject to the concessions being granted to the underlying applicants and subsequently being transferred to and registered in the name of the Company.

NOTE 14 – RECLASSIFICATIONS

Certain prior period amounts have been reclassified to conform to the current period presentation.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Introduction

This Management’s Discussion and Analysis (“MD&A”), prepared as of July 31, 2009, is intended to supplement and complement our unaudited interim consolidated financial statements and notes thereto (our “Financial Statements”) for the three and six months ended June 30, 2009 prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”). You are encouraged to review our Financial Statements in conjunction with your review of this MD&A. Additional information relating to our Company is available at www.sec.gov.com and www.sedar.com. All dollar amounts in our MD&A are expressed in U.S. dollars, unless otherwise specified.

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

Second Quarter 2009 Overview

In light of recent economic instability, created primarily by the banking and credit crisis in the U.S. and the resulting deterioration of global financial markets, at the end of fiscal 2008 the Company determined it necessary to revisit its short-term operating plan. In connection with this review, in the fourth quarter of 2008 we announced the suspension of additional drilling beyond the completed 46,000 meters on Zona Alta to reduce our ongoing operating expenses. Results from the 46,000 meters of Zona Alta drilling are being reviewed to update our resource estimate for the Marmato Project. In light of current market conditions, we also commenced evaluating strategic options to address our short-term and long-term project development goals and liquidity issues. During the second quarter of fiscal 2009, the Company’s ongoing operations continued to be financed by unsecured working capital advances from a company controlled by i) the Company’s President, and ii) the Company’s Vice Chairman, Chief Executive Officer.

As a result of the recent turmoil in worldwide financial markets and the reluctance of investors to participate in the exploration sector, the Company has been unable to raise the required capital necessary to complete the Zona Baja (Mineros) transaction and address the Company’s current working capital deficiency.

The Company is therefore unable at this time to advance its ultimate goal of combining Zona Alta and Zona Baja and continued in the second quarter of fiscal 2009 to review all strategic alternatives, including a potential sale of all or some of the Company’s assets. The Company canvassed a number of qualified parties with respect to a possible strategic transaction with the Company and several interested parties reviewed information regarding the Company pursuant to confidentiality agreements. In addition, the Company continued to explore potential financing opportunities.

On June 5, 2009, the Company and Medoro Resources Ltd. (“Medoro”) entered into an Arrangement Agreement pursuant to which Medoro will acquire all of the issued and outstanding shares of the Company in exchange for common shares and warrants to Medoro. Under the proposed arrangement, which is subject to, among other things, regulatory approval and stockholder approval by the Company, Medoro will issue 29,266,856 shares and 940,720 warrants to the stockholder of the Company in exchange for the 104,524,486 outstanding share of the Company. The share exchange ratio is 0.28 of a share plus 0.009 of a consideration warrant of Medoro for each share of the Company. Each full warrant is exercisable into one Medoro common share at a subscription price of Cdn$0.50 per Medoro common share for a term of two years. One of the conditions of the Arrangement Agreement is that, prior to closing, the Company will have reached agreements, acceptable to Medoro, with its key creditors on the repayment of outstanding debts and accounts payable.

On August 7, 2009 Medoro increased the exchange ratio to 0.336 of a common share plus 0.0108 of a purchase warrant such that Medoro will issue 35,120,277 common shares and 1,128,864 warrants upon closing of the proposed transaction.

At June 30, 2009 the Company has a significant working capital deficiency including $21,413 in current liabilities as follows:

Bank indebtedness	$239
Accounts payable and accrued liabilities	9,284
Mineral property purchase obligations	5,157
Related party advances	3,869
Short-term promissory note	2,864
$21,413

In the second quarter of 2009 the Company continued discussions with its creditors and parties to the Company’s mineral property purchase obligations to ascertain their willingness to work with the Company to restructure its obligations and advance the proposed transaction with Medoro. The Company has completed terminating all but essential personnel in both its Toronto and Medellin offices in order to further reduce the Company’s monthly operating cash requirements. There can be no assurance that impacted parties will cooperate with the Company in respect to these initiatives. Both the Company’s i) President, and ii) Vice Chairman, CEO are supportive of the Company’s efforts to restructure its operations given the current gold prices, however their ability to provide significant additional working capital advances has become increasingly difficult. There can be no assurance that additional funding from these individuals will be available on acceptable terms to the Company or at all.

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

The Company has reduced its staffing levels to approximately 30 at June 30, 2009 and has suspended further exploration activities while management continues its ongoing review of strategic alternatives.

Impact of Market Conditions

As of the date of the MD&A, the current economic uncertainty and weakness in the capital markets continues to negatively impact the industry. Similar to other companies in the industry, we continue to experience difficulty raising the additional capital necessary to fund our ongoing operations. The Company continued during the second quarter to canvass qualified parties regarding a potential merger or sale of some or all of the Company’s assets, however management believes there are a large number of junior mining companies pursuing similar strategies and a finite number of potential acquirers given the current economic environment. On June 5, 2009 we entered into an Arrangement Agreement with Medoro as described in our preliminary proxy statement filed with the SEC.

The Company has been unable to pay its promissory note with Global that was due December 29, 2008. The note holder has not demanded repayment of the note and continues to work with the Company while the Company reviews its strategic alternatives. In return, in March, 2009 the Company agreed to pledge the Company’s Colombian mineral and exploration properties and rights as additional security for the note. In April, 2009 the Company was informed that certain of the Company’s trade creditors have also placed a lien on the mineral properties. We are currently working with our advisors to develop a method for pledging to Global additional security under these circumstances.

Management believes that it is able to continue as a going concern based on the reduced level of expenditures and continued unsecured working capital advances received from a company controlled by i) the Company’s President, and ii) the Company’s Vice Chairman and CEO. Should these working capital advances become unavailable or should the Company’s creditors become unwilling to work with the Company while it endeavors to secure additional financing or complete a transaction with a strategic partner, the going concern assumption may cease to be valid in the future and the impact on the Company’s ability to continue operations could be significant.

Marmato Mountain – Zona Alta

As at June 30, 2009, the Zona Alta of Marmato Mountain in Colombia hosts approximately 275 small mines, and Compañia Minera de Caldas, S.A. (“Caldas”), our Colombian subsidiary, is seeking to purchase each of these. We own 95% of Caldas, with the remaining 5% held directly or indirectly by directors, officers, and senior management of the Company, as Colombian law requires a minimum of five shareholders. Of these mines, 83 have registered titles in the Ministry of Mines in the province of Caldas. We refer to these mines as Category 1. Another 36 mines, referred to as Category 2, are located in an area called CHG-081, in which there is one mining concession contract, and we refer to these mines as Category 2. Once the Category 2 mines have been purchased, Caldas will own the entire CHG-081 contract. Our objective is to secure ownership of these 119 properties. Approximately 90 of the remaining mines have made applications for legalization. We refer to these mines as Category 3. Of the applications made, management believes that less than 20 will be approved. Approximately 66 are illegal mines.

Certain mining properties have been purchased or optioned and are awaiting final payment once the documentation and registration is complete. The total number of legal mining titles acquired by Caldas at June 30, 2009 is 109, compared to 109 at December 31, 2008. Of these mines, 95 are currently registered in the name of Caldas. In April, 2009 we were informed that certain of our trade creditors have placed liens on our mining properties to protect their rights to payment.

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

Revenues

We have not yet completed our economic feasibility studies to establish the existence of proven or probable reserves for our properties. To date, we have not produced any gold, and, as a result, we have not recognized any revenues from mining activities for the period since incorporation to June 30, 2009.

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

Going Concern

We incurred a net loss of $85,106,000 for the period from inception on March 25, 2003 to June 30, 2009, and we are not presently generating any revenue. We have a working capital deficiency of $21,378,000 at June 30, 2009. Furthermore, we have used $62,699,000 during this period to fund our operations and mineral acquisitions program.

As at June 30, 2009 we do not have any cash resources and we will need to raise additional debt or equity financing during fiscal 2009 to continue to execute our business plan. We currently do not have any secure arrangements for additional financing. There can be no assurance that additional financing will be available to us on acceptable terms, or at all. These factors, among others, raise substantial doubt about our ability to continue as a going concern. Our financial statements do not include any adjustments to reflect the possible future effect on the recoverability and classification of the assets or the amounts and classification of liabilities that may result should we cease to continue as a going concern. Readers of this MD&A should refer to the Company’s Annual Consolidated Financial Statements for the year ended December 31, 2008 and our unaudited interim Consolidated Financial Statements for the three and six months ended June 30, 2009 and in particular Note 1 – “Going Concern and Nature of Operations” to these consolidated financial statements for further information.

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

Selected Financial Information

					Cumulative
					from Inception
	Three	Three		Six	(March 25, 2003
	Months	Months	Six Months	Months	through
	Ended June	Ended June	Ended June	Ended June	June 30,
	30, 2009	30, 2008	30, 2009	30, 2008	2009)
Statement of Loss and Deficit
Total Operating Expenses	$3,032,000	$4,984,000	$2,504,000	$12,069,000	$99,161,000
Net loss and comprehensive loss	$(3,032,000)	$(3,809,000)	$(2,504,000)	$(9,984,000)	$(85,106,000)
Loss per Share-basic and diluted	$(0.03)	$(0.04)	$(0.02)	$(0.11)

Balance Sheet Data			As at
	As at		December
	June 30,		31,
	2009		2008
Total Assets	$26,030,000		$26,126,000
Total Long-Term Debt	$-		$-
Total Liabilities	$21,413,000		$19,150,000
Total Shareholders’ Equity	$4,617,000		$6,976,000

The following table sets forth selected financial information for the three and six months ended June 30, 2009 and June 30, 2008. This summary of selected financial information is derived from, and should be read in conjunction with, and is qualified in its entirety by reference to, our unaudited financial statements for the three and six months ended June 30, 2009 and the related note disclosures.

Results of Operations – Second Quarter 2009 Compared with Second Quarter 2008

For the three months ended June 30, 2009, we recorded a net loss of $3,032,000 (2008- $3,809,000). We generated interest and other income of $NIL (2008-$7,000). The primary contributors to our net loss for the three months ended June 30, 2009 were mineral property exploration expenses of $420,000 (of which $15,000 related to non-cash stock-based compensation expenses) and general and administrative expenses of $707,000 (of which $78,000 related to non-cash stock-based compensation expenses), along with foreign exchange losses of $1,891,000, primarily related to unrealized foreign exchange losses on the translation of foreign currency-denominated accounts payable and accrued liabilities, and mineral property purchase obligations.

For the comparative period, the primary contributors to our net loss were mineral property exploration expenses of $4,254,000 (of which $137,000 related to non-cash stock-based compensation expenses) and general and administrative expenses of $1,560,000 (of which $650,000 related to non-cash stock-based compensation expenses).

Our operations typically involve the following activities and expenditures:

i)

The acquisition of mineral concessions: To June 30, 2009, this has consisted primarily of payments for the assignment contracts and subsequent full legal titles associated with the Caramanta properties, the acquisition of Zona Alta concessions via our purchases of RNC, and the purchase of the Kedahda properties. The concessions we acquire typically grant to the concessionaire the right to carry out, within the given area, the studies, works and installations necessary to establish the existence of the minerals and to exploit them according to rules and criteria belonging to the accepted techniques of geology and mining engineering. During the three and six months ended June 30, 2009, we did not expend any cash on the acquisition of mineral concessions.

ii)

The acquisition of mineral and exploration rights. This typically involves staged payments to affected landholders and related stakeholders. The procedure for payment is normally a payment of 25% of the total negotiated purchase price on signing, 25% when title to all documentation has been submitted to the local mining department and the final 50% payment when the mining claim has been registered in Caldas’ name. Satisfactory resolution of local landowner concerns is essential to the eventual development and operation of modern gold mines on Marmato Mountain. As at June 30, 2009, we had reached agreements with the titleholders to secure 109 legal titles deemed desirable in our business plan, with 95 titles registered in Caldas’ name. During the three and six months ended June 30, 2009, we did not expend any cash on mineral and exploration rights and have obligations as at June 30, 2009 to make payments of $5,157,000 pursuant to amounts owing under our purchase agreements; and

iii)

The exploration of acquired mineral properties and related activities. This typically involves the payment of salaries, wages, and other costs attributable to furthering our mineral concessions and rights, along with allocated stock-based compensation costs. During the three months ended June 30, 2009, we expended a total of $420,000 on exploration activities (six months ended June 30, 2009:$700,000).

As a result of the scale-back of our operations, our mineral property exploration expenses decreased significantly for the three months ended June 30, 2009 to $420,000 (including $15,000 in stock-based compensation) from $4,254,000 (including $137,000 in stock-based compensation) for the three months ended June 30, 2008.

General and administrative expenses also decreased in the three months ended June 30, 2009 to $707,000 compared to $1,560,000 for the three months ended June 30, 2008. A significant component of general and administrative expenses is allocated stock-based compensation, which totaled $78,000 in the second quarter of fiscal 2009 compared to $650,000 in the second quarter of fiscal 2008. As well, in the second quarter of fiscal 2009 the Company incurred $1,891,000 in foreign exchange losses on the translation of foreign currency-denominated monetary assets and liabilities, as the majority of the Company’s accounts payable and accrued liabilities are denominated in Colombian pesos and are impacted by fluctuations in foreign currency rates. During the second quarter of fiscal 2009 the U.S. dollar weakened against the Colombian peso by approximately 16% (CP 2,158 to 1 USD at June 30, 2009 vs. CP 2,561 to 1 USD at March 31, 2009), resulting in the aforementioned foreign exchange losses on translation of foreign currency denominated working capital items.

For the six months ended June 30, 2009 we incurred a net loss of $2,504,000 compared to $9,984,000 for the six months ended June 30, 2008. The primary contributors to our year-to-date fiscal 2009 loss were $700,000 in mineral property exploration expenses, $1,038,000 in general and administrative expenses, foreign exchange losses of $737,000, and amortization of $29,000.

During the second quarter of fiscal 2009, we used cash of $595,000 in operations (2008 - $5,475,000). The majority of our operating cash requirements consisted of exploration costs incurred in our Colombian operations, and consulting fees, travel expenses, and audit and legal fees related to regulatory compliance and our proposed combination with Medoro. During the second quarter of fiscal 2009, we received $548,000 in related party advances and experienced an increase in bank indebtedness of $47,000, primarily due to the aforementioned foreign exchange losses.

As at June 30 2009, our working capital deficiency of $21,378,000 consisted of i) prepaid expenses and deposits of $35,000; and ii) current liabilities of $21,413,000, consisting primarily of amounts owing to Marmato titleholders under our mineral and exploration rights purchase agreements (at June 30, 2009, $5,157,000 is owing pursuant to these agreements), $2,864,000 related to our short-term promissory note with Global, $3,869,000 in related party advances and the balance associated with accounts payable and accrued liabilities. While we endeavor to manage the timing of these payments, the timing of settlement of these liabilities remain uncertain. Payment of our mineral and exploration rights agreements are typically due as the contracts progress through the Colombian government approval process.

Liquidity and Capital Resources

Our cash and working capital positions as at the dates indicated were as follows:

	As at	As at
	June 30, 2009	December 31, 2008
Cash and cash equivalents	$-	$-
Working capital deficiency	$21,378,000	$(19,065,000)

We have historically relied on equity capital to fund our operations and mineral property acquisition and exploration activities. For the cumulative period from March 25, 2003 to June 30, 2009 we have raised $62,699,000 from the issuance of shares of common stock, special warrants, share purchase warrants, and short-term bridge loans (net of repayments) and used $62,699,000 to fund operations and mineral property acquisition and exploration activities, leaving no cash resources and a working capital deficiency of $21,378,000 as at June 30, 2009.

On February 8, 2008, we borrowed $2,500,000 from Global pursuant to a promissory note issued to Global (the “Promissory Note”). Auramet Trading, LLC is a participant in the loan and one of our former directors, James Verraster, serves as Chief Executive Officer of Auramet Trading, LLC. The Promissory Note provided for a $2,500,000 secured loan maturing on July 31, 2008. The borrowing under the Promissory Note is secured by guarantees and pledges of our subsidiaries. The guarantee is, in turn, secured by first priority pledges of the shares of such subsidiaries held directly and indirectly by the Company. The borrowing under the Promissory Note bore interest at the rate of 12.5% per annum, and interest payments were due monthly on the last day of the month, commencing on February 29, 2008. Proceeds from the borrowing were used in connection with the Company’s bid to acquire all the issued and outstanding shares of Mineros, as described elsewhere in the MD&A, as well as for general corporate purposes. In connection with the loan, we issued 350,000 common share purchase warrants to Global and we paid an up-front fee equal to 3.0% of the borrowing under the promissory note. Each warrant entitles the holder to purchase one common share at an exercise price of CDN $1.10 for a period of 24 months from the date of closing. If the warrants were not exercised by the expiration date, pursuant to the loan the holder could require us to repurchase the warrants for $50,000.

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

We were unable to make certain required interest payment in the fourth quarter of fiscal 2008 and were unable to repay the loan on December 29, 2008. As a result, the lender has the right to exercise its right to the loan’s underlying security. There can be no assurance that the lender will exercise its right to its security, in which included our investments in RNC (Colombia), Caldas and Gavilan. In March, 2009 we agreed to pledge as additional security the Company’s mineral and exploration properties and rights while we continue to review our strategic and financing alternatives. In April, 2009 we were informed that certain of our trade creditors placed a lien on our mineral properties in order to protect their rights to payment. We are currently in discussions with these creditors in connection with the Medoro transaction and are working with our advisors to develop a method of pledging additional security to Global under these circumstances.

As at June 30, 2009, we do not have any cash resources and we will need to raise additional equity financing to continue operations. There can be no assurance that we will be successful in raising additional funding or complete the proposed Medoro transaction. If we are not able to secure additional funding, the implementation of our business plan will be impaired and we may lose our option to purchase certain mining and mineral rights, our rights to certain Zona Alta mineral properties, and there can be no assurance that such additional financing will be available to us on acceptable terms or at all.

Off-balance sheet arrangements, Commitments, and Contingencies

Caramanta Properties

a)

Concession No. 669-17

Pursuant to an option agreement to purchase concession No. 669-17 in the Caramanta region, in the event that we determine it in the best interest of the Company to continue exploration, the contract specifies the following scheduled payments required to obtain a 100% interest in the project: fiscal 2007 - 300 million pesos; fiscal 2008 – 660 million pesos and fiscal 2009 – 1.44 billion pesos. To June 30, 2009 we have made payments totalling 543 million pesos (approximately $252,000) against the total 2.4 billion pesos (approximately $1,112,000) contract. In the event we chose not to continue the project, no further payments are required and the option would be terminated.

b)

Concession No. 653-17

Pursuant to an option agreement to purchase concession No. 653-17 in the Caramanta region, in the event that we determine it in the best interest of the Company to continue exploration, the contract specifies the following scheduled payments required to obtain a 100% interest in the project: fiscal 2008 – 450 million pesos; fiscal 2009 – 350 million pesos; fiscal 2010-200 million pesos. To June 30, 2009 we have made payments totalling 300 million pesos (approximately $139,000) against the total 1.0 billion pesos (approximately $463,000) contract. In the event we chose not to continue the project, no further payments are required and the option would be terminated.

c)

Other Concessions and Legalization Proposals (644-17, 805-17)

The Company has other options with various unrelated parties that provide us with options to acquire other property interests in the Caramanta Region. The Company has options to pay a total of 730 million pesos (approximately $339,000) to acquire 100% interests in the properties, subject to the concessions being granted to the underlying applicants and subsequently being transferred to and registered in the name of the Company. To date we have made payments totalling 635 million pesos (approximately $295,000).

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

The Company has received from time to time advances totaling $3,869,000 at June 30, 2009 from RNC (Management) Ltd., a Company controlled by i) the Company’s President, and ii) the Company’s Vice Chairman and CEO. The advances are unsecured, non-interest bearing, and are being used to finance the Company’s ongoing operations while alternative sources of financing are pursued.

One of our directors, Edward Flood, serves as Managing Director, Investment Banking with Haywood Securities, UK, Limited. The Company pays fees to Haywood from time to time for services rendered as agent in connection with financings undertaken by the Company. Certain of our directors also receive consulting fees from the Company as described elsewhere in this report.

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

Going Concern

We incurred a net loss of $85,106,000 for the period from inception on March 25, 2003 to June 30, 2009, and we are not presently generating any revenue. Furthermore, we have used $62,699,000 during this period to fund our operations and mineral acquisitions program. At June 30, 2009, we have a $21,378,000 working capital deficiency. Our future and ability to meet our anticipated exploration expense, mineral properties, and rights acquisitions is dependent upon our ability to obtain additional financing and upon future acquisition, exploration and development of profitable operations from our mineral properties. We have made efforts to reduce or eliminate certain costs in order to continue as a going concern. Management expects to monitor and control the Company’s operating costs to a minimum until cash is available through external financing sources. In the interim, a Company controlled by certain officers of the Company has provided unsecured working capital advances to maintain the continuity of our operations.

As at June 30, 2009 we do not have any cash resources and we will need to raise additional equity financing during fiscal 2009 or complete the Medoro transaction to continue operations. We will also need to negotiate with our creditors to reduce our external amounts owing to creditors and there can be no assurance we will be successful in these negotiations. These factors, among others, raise substantial doubt about our ability to continue as a going concern. Our consolidated financial statements do not include any adjustment to reflect the possible future effect on the recoverability and classification of the assets or the amounts and classification of liabilities that may result should we cease to continue as a going concern.

Limited Operating History

We have a very limited operating history upon which an evaluation of our future success or failure can be made. It was only recently that we took steps in a plan to engage in the acquisition of interests in exploration and development properties in Western Colombia, and it is premature to evaluate the likelihood that we will be able to operate our business successfully. To date, we have been involved primarily in the acquisition of property interests and mining rights in Western Colombia. We have not earned any revenues from our current operations and we have experienced significant losses and have a working capital deficiency as of June 30, 2009.

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

Recently Issued Accounting Standards

On January 1, 2009 we adopted EITF 07-5 with respect to outstanding share purchase warrants denominated in a different currency than our functional currency. As a result, all outstanding warrants denominated in Canadian dollars were recognized as liabilities at January 1, 2009, resulting in a decrease in our deficit of $3,850,000 on January 1, 2009.

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

Share Data

At June 30, 2009, we had 104,524,486 common shares outstanding. In addition, we had outstanding:

i)	5,020,000 stock options, each of which is exercisable into one common share; and
ii)	24,869,633 common share purchase warrants, each of which is exercisable into one common share;

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

On September 23, 2008 we announced that we had completed 46,000 meters of our drilling program on Zona Alta. Results from this drilling are being used to update the Company’s resource estimate for the entire mountain. In connection with the recent turmoil in the worldwide financial markets, the Company temporarily suspended additional drilling in order to reduce the Company’s ongoing operating expenses. While the Company continued to review its strategic alternatives in 2009.

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

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults upon Senior Securities

We have been unable to repay our short-term promissory note with Global Resource Fund, due December 29, 2008. For futher information, refer to “Management Discussion of Financial Condition and Results of Operation”.

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

Colombia Goldfields Ltd.

By: /s/ J. Randal Martin
J. Randall Martin
Title: Chief Executive Officer and Vice Chairman
Date: August 12  , 2009

By: /s/ T.W. Lough
T. W. Lough
Title: President and Principal Accounting Officer
Date: August 12 , 2009